Form 10QSB
period 1996-06-30
GLENGATE APPAREL INC
filed 1996-08-13
CIK 916394

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996



Commission file number  33-72880


                             GLENGATE APPAREL, INC.
             (Exact name of registrant as specified in its charter)


        New Jersey                                        22-3266971
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                          Identification No.)


              207 Sheffield Street, Mountainside, New Jersey 07092
                    (Address of principal executive offices)


Registrant's telephone No. including area code:  (908) 518-0006


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing
requirement for the past 90 days. Yes [ X ]  No [   ]


As of June 30,1996 there were 6,844,600 shares of Common Stock, par value $.001 per share, outstanding.


Transitional Small Business Disclosure format   Yes __   No  X

                             GlenGate Apparel, Inc.

                         Quarterly Report on Form 10-QSB

                                Table Of Contents

                                                                      Page
                                                                      ----
        Part I        FINANCIAL INFORMATION

        Item 1 Financial Statements

            Balance Sheets as of June 30,1996 (Unaudited)
            and September 30,1995                                       3

            Statements of Operations for the three and nine
            months ended June 30,1996 and June 30,1995 (Unaudited)      4

            Statements of Cash Flows for the three and nine
            months ended June 30,1996 and June 30,1995 (Unaudited)      5

            Notes to Financial Statements  (Unaudited)                  6


        Item 2 Management's Discussion and Analysis                     8

        Part II       OTHER INFORMATION

        Item 5 Exhibits and Reports                                     9

                              GLENGATE APPAREL,INC.
                                 BALANCE SHEETS
                                ================

                                                              June 30,1996       September 30,
                                                              (Unaudited)           1995
                                                              -------------         ----


                                                        ASSETS ( Note 3)
                                                        ----------------
Current:
   Cash and cash equivalents                                $   56,708          $   10,038

   Accounts receivable ( less allowance for
   doubtful accounts of $25,000 and $28,765,
   respectively)                                             2,090,987             805,337
   Inventories
                                                             1,560,200             894,035
   Prepaid expenses and other current
   assets                                                      338,450             191,280
                                                            --------------      ----------

          TOTAL CURRENT ASSETS                               4,046,345           1,900,690

Property and equipment, (net of accumulated
depreciation and amortization of $84,480 and $30,480
respectively)                                                  247,195             218,510

Organizational costs, (net of accumulated amortization
of $5,429 and $3,889, respectively)                              4,971               6,513

Security deposits and other assets                               9,460               9,460
                                                            --------------      ----------
          TOTAL  ASSETS                                     $4,307,971          $2,135,173
                                                            ..............      ..........


                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
   Note payable-bank (Note 3)                               $1,947,648          $  325,109
   Current portion of equipment notes payable (Note 3)          13,527              13,527
   Accounts payable and accrued expenses                       919,480             268,465
   Subordinated notes payable (Note 4)                         190,233             300,496
                                                            --------------      ----------

          TOTAL CURRENT LIABILITIES                          3,070,888             907,597

Commitments and contingencies ( Note 5)

   Equipment notes payable less current portion                 21,304              32,543
                                                           ---------------      ----------

                                                             3,092,192             940,140
STOCKHOLDERS EQUITY (Note 6)
   Common stock at cost $.001 par value - 10,000,000
   shares authorized; 6,844,600 and 6,284,600 issued
   and outstanding                                               6,845               6,285
   Additional paid-in capital                                3,500,763           3,012,448
   Accumulated deficit                                     (2,291,829)          (1,823,700)
                                                           --------------       ----------

          TOTAL STOCKHOLDERS' EQUITY                         1,215,779           1,195,033
                                                           ..............       ..........
TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES                  $4,307,971          $2,135,173
                                                           ..............       ..........

                      See accompanying notes to financial statements (Unaudited)

                             GLENGATE APPAREL, INC.
                       STATEMENT OF OPERATIONS (Unaudited)
                     =======================================

                                                Three Months Ended                     Nine Months Ended
                                           June 30,1996     June 30,1995         June 30,1995        June 30,1996
                                          ------------------------------         ---------------------------------
Sales                                     $2,213,544          $1,503,511         $4,877,713          $2,243,921
Cost of sales                              1,329,535             905,507          2,862,690           1,411,017
                                          -----------         ----------         -----------         -----------
        Gross Profit                         884,009             598,004          2,015,023             832,904
                                          -----------         ----------         -----------         -----------


Operating Expenses

Warehousing                                   84,881              79,981            244,140             131,700
Design and Production                        111,670              43,115            317,633              97,154
Selling                                      378,226             272,713            935,278             718,180
General and administrative                   304,745             244,374            861,384             714,420
                                          -----------         -----------        -----------         -----------


TOTAL OPERATING EXPENSES                     879,522             640,183          2,358,435           1,661,454
                                          -----------         -----------        -----------         -----------

Operating Income ( Loss)                       4,487            (42,179)          (343,412)           (828,550)

Interest Income                                                   3,446                                 37,022
Interest ( Expense)                          (53,056)           (28,286)          (124,717)            (39,260)
                                          -----------         -----------        -----------         -----------

Net  (Loss)                               $  (48,569)         $ (67,019)         $ (468,129)         $(830,788)
                                          ...........         ...........        ...........         ...........

(Loss per share)                          $    (0.01)         $   (0.01)         $    (0.07)         $   (0.15)
                                          ...........         ...........        ...........         ...........


Weighted number of common
     shares outstanding                     6,813,831          5,575,030           6,509,034           5,537,479
                                          ...........         ...........        ...........         ...........



                      See accompanying notes to financial statements (Unaudited)

                             GLENGATE APPAREL, INC.
                      STATEMENTS OF CASH FLOWS ( Unaudited)
                    ========================================

                                                 Three Months Ended                    Nine Months Ended
                                          June 30,1996     June 30,1995           June 30,1996      June 30,1995
                                          -----------------------------           ------------------------------
Cash flows from operating activities:     $   (48,569)     $    (67,019)          $ (468,129)       $ (830,788)
  Net loss

Adjustments to reconcile net loss to net cash used in operating activities:

  Depreciation and amortization               18,514               7,254             55,542              18,782
  Provision for doubtful accounts              5,381               7,475              4,536              11,200

Changes in assets and liabilities:

  Inventories                              (281,975)           (175,150)           (641,165)         (1,178,300)
  Accounts receivable                      (439,777)           (349,524)         (1,281,885)         (1,063,362)
  Prepaid and other current assets          (12,627)            (26,433)           (147,170)            (64,526)
  Accounts payable and accruals              202,588           (152,479)             642,454             628,922
                                          -----------         -----------        -----------         -----------

Net cash used in operating
activities                                 (556,465)           (755,876)         (1,835,817)         (2,478,072)
                                          -----------         -----------        -----------         -----------

Cash flow from investing activities:

  Purchases of property and                 (21,511)            (12,183)           (82,685)           (100,313)
  Maturity of bank certificate of deposit                              -                                200,000
  Security deposits and other assets                                   -                               (19,510)
                                          -----------         -----------        -----------         -----------

Net cash provided by (used in) investing
  activities                                (21,511)            (12,183)           (82,685)              80,177
                                          -----------         -----------        -----------         -----------

Cash flows from financing activities:
  Proceeds from options                       25,000             137,500             85,000             137,500
  Payment of offering and other costs       (52,938)            (55,008)           (71,125)             (91,008)
  Equipment notes                            (4,478)                               (11,242)
  Notes payable - bank                       566,800              87,874          1,622,539             402,322
  Borrowing from (repayments to)
  stockholders                                90,000             208,000            340,000             137,752
                                          -----------         -----------        -----------         -----------

Net Cash provided by financing activities    624,384             378,366          1,965,172             586,566
                                          -----------         -----------        -----------         -----------

Net increase (decrease) in cash and cash
equivalents                                   46,408            (389,693)            46,670          (1,811,329)

Cash and cash equivalents beginning of
period                                        10,300             391,044             10,038           1,812,680
                                          -----------         -----------        -----------         -----------

Cash and cash equivalents end of period    $  56,708           $   1,351          $  56,708           $   1,351
                                          ===========         ===========        ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                              $  53,056           $  28,286          $ 124,717           $  39,260
                                          ==========          ===========        ===========         ===========

                      See accompanying notes to financial statements (Unaudited)

                             GLENGATE APPAREL, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1-ORGANIZATION
- -------------------

GlenGate Apparel, Inc. (the "Company") was incorporated in the State of New Jersey on November 8, 1993. On or about March 15,1995, the Company commenced operations as a result of having completed the first sales of its products and was no longer considered to be in the development stage. The Company designs, contracts to have made and markets men's golf apparel. The Company's primary products consist of men's knit cotton shirts, sweaters and woven cotton slacks, shorts and headwear. Customers of the Company are primarily public and private golf course pro shops and resorts.

On August 19,1994, the Company completed an offering of its common stock and redeemable common stock purchase warrants for total gross proceeds of $2,468,700. The offering consisted of 493,740 units sold to the public at $5.00 per unit with each unit consisting of five shares of common stock, $.001 par value , and one redeemable common stock purchase warrant.

On July 15,1996 the Company signed a letter of intent for the private placement of 1,250,000 unregistered shares of common stock at $1.00 per share with the Koffman Group, a diversified investment firm. Simultaneously with the execution of the letter of intent, the Koffman Group arranged a temporary bridge loan of $750,000, with interest at 91/4%, to remain in place until the private placement closing which is expected to occur in August, 1996

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES
- ---------------------------------------

Inventories

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method. Inventories as of June 30,1996 consisted substantially of finished goods.

Interim Financial statements

The interim financial statements as of and for the three and nine months ended June 30,1996 and for the three and nine months ended June 30,1995 are unaudited
 . The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the three and nine months ended June 30,1996 are not necessarily indicative of the results to be expected for the year ending September 30,1996.

NOTE 3 - NOTES PAYABLE - BANK
- -----------------------------

In March 1995 , the Company entered into a revolving loan and security agreement (the "Agreement") with a bank. Availability under the Agreement, prior to the May 31,1996 amendment below was limited by a collateral formula to $1,500,000. Availability is reduced by outstanding borrowings and letters of credit. Interest accrues at a variable rate equal to 11/2% in excess of the bank's prime lending rate (81/4% as of June 30,1996). Outstanding borrowings are collateralized by substantially all the assets of the Company and the President of the Company has provided a personal guarantee of borrowings up to $750,000. Under the terms of the Agreement, the Company is also required to meet various financial covenants.

On May 31, 1996 the Company entered into a modification of its banking facility pursuant to which the amount available was increased to a maximum of $2,000,000. In connection with obtaining this enhancement, the Company negotiated with the Koffman Group, a diversified investment firm, for the provision of a $500,000 letter of credit in favor of the bank as additional security.

Additionally, the Company has outstanding borrowings under two equipment notes payable aggregating $ 34,831 as of June 30,1996. Annual maturities of the equipment notes are $13,527 per year through September 30,1998 and $7,427 in the fiscal year ending September 30,1999.

NOTE 4 - SUBORDINATED NOTE PAYABLE - OFFICERS
- ---------------------------------------------

The notes are subordinate to all creditors and mature on April 15,1997, bearing interest at a rate per anum of 11/2% over prime (81/4% as of June 30,1996) or 10% per anum.

NOTE 5 - COMMITMENTS AND CONTINGENCIES
- --------------------------------------

Through June 30,1996, the Company had purchase commitments for merchandise of approximately $1,400,000

NOTE  6 - STOCKHOLDERS' EQUITY
- ------------------------------

        Common Stock Options

In December 1994, the Company's Board of Directors approved the adoption of the 1994 Stock Option Plan (the "Plan") to provide incentives for selected persons to promote the financial success and progress of the Company. The Plan provides for the Compensation Committee or such other committee that the Board may appoint to administer the Plan. The Plan provides for the reservation of 2,500,000 shares of Common Stock for issuance upon the exercise of granted options.

The following is a summary of the common stock options granted, canceled or exercised for the period November 8, 1993 ( inception ) through June 30,1996.


                                     Shares                    Exercise price
                                                                  per Share

                                   ----------                 ----------------
Granted                            2,222,500                  $ 1.00 to $ 3.00
Canceled                           (140,000)                  $     1.00
Exercised                          (148,500)                  $     1.00

                                   ----------                 ----------------

Outstanding -September 30,1995     1,934,000                  $ 1.00 to $ 3.00

Granted 10/1/95-6/30/96              458,000                  $ 1.25 to $ 1.625
Canceled 10/1/95-6/30/96            (114,667)                 $ 1.00 to $ 2.50
Exercised 10/1/95-6/30/96           (535,000)                 $ 1.00 to $ 1.25
                                   ----------                 ----------------
Outstanding June 30,1996           1,742,333                  $ 1.00 to $ 2.50

                                   ==========                 ================


As of June 30,1996, 1,742,333 stock options were outstanding, of which 1,401,017 are exercisable in fiscal 1996, 281,984 become exercisable in fiscal 1997 and 59,332 become exercisable in fiscal 1998. The options expire at various dates through fiscal 2005. All were granted with exercise prices at quoted market value.

ITEM - 2 Management's Discussion and Analysis
- ---------------------------------------------

Management's Discussion and Analysis
- ------------------------------------

Results of Operations

During the three months ended June 30,1996, the Company had sales of approximately $2,213,500 to an account base that exceeded 1,200 active accounts. Sales for the three months ended June 30,1995 were approximately $1,503,500 to an account base of almost 700 active accounts. The resulting increase in sales was 47% to an expanded account base that grew by over 70%.

Sales for the nine months ended June 30,1996 were over $4,877,700. Sales for the nine months ended June 30,1995 were approximately $2,243,900, but are not comparable since the Company was still in the developmental stage until March 1995.

Cost of goods sold as a percentage of sales for the three and nine months ended June 30,1996 were 60% and 59% respectively. Cost of goods sold for the three months ended June 30,1995 was 60%. Costs for the nine months ended June 30,1995 are not comparable since the Company was still in the developmental stage until March 1995. The industry norm and management's target, is approximately 55-60%. During the fiscal year ended September 30,1995 the Company averaged 70% cost of goods sold resulting from certain non-recurring unusual costs of embroidery, irregulars and overruns of product. Management believes that the Company has effectively taken steps to reduce exposure to these costs.

Warehousing, production and design, selling and administrative expenses as a percentage of sales for the three months ended June 30,1996 were approximately 40% and for the nine months were approximately 48%. Comparable costs for the three months ended June 30,1995 were approximately 43%. Costs for the nine months ended June 30,1995 are not comparable since the Company was still in the developmental stage until March 1995. During the fiscal year ended September 30,1995 the Company averaged 72% cost to sales percentage in these cost categories. The Company infrastructure has been created for a full year shipping cycle. Therefore, overhead as a percent of sales will effectively be reduced as volume increases for the balance of the year.

The Company had operating income for the three months ended June 30,1996 of $4,487 and an operating loss of $42,179 for the same period last year. The Company had a net loss of $ 48,569 ($.01 per share) for the three months ended June 30,1996 and $468,129 ($.07 per share) for the nine months ended June 30,1996. The nine months ended June 30,1995 are not comparable since the Company was still in the developmental stage until March 1995.

The Company had cash used in operating activities during the quarter of $556,465. The cash was used primarily to support increases in accounts receivable and inventory resulting from an expanding sales volume during the quarter and was funded primarily by borrowings under the Company's enhanced credit facilities.

On May 31, 1996 the Company entered into a modification of its banking facility pursuant to which the maximum amount available was increased to a maximum of $2,000,000. In connection with obtaining this enhancement, the Company negotiated with the Koffman Group, a diversified investment firm, for the provision of a $500,000 letter of credit in favor of the bank as additional security. In addition, the Company granted the Koffman Group a sixty day exclusive right to negotiate an equity investment in the Company.

On July 15,1996 the Company signed a letter of intent to permit a $1,250,000 equity investment to be made by private placement to the Koffman Group. Simultaneously with the execution of the letter of intent, the Koffman Group arranged a temporary bridge loan of $750,000 to remain in place during the final negotiations of the equity investment.

Future events, including the problems, expenses, difficulties and delays encountered in connection with a new business and the competitive environment in which the Company operates, may lead to cost overruns that could make the Company's sources of working capital insufficient to fund the Company's planned operations. No assurance can be given that the Company will be able to obtain such funds or that the terms thereof will be acceptable to the Company.

PART II
- -------

ITEM 5 - Exhibits and Reports on Form 8 -K
- ------------------------------------------

Reports on form 8-K
- -------------------

The Company filed a Form 8-K dated May 31,1996 reporting, under Item 5 thereto, a $500,000 increase in the Company's credit facility and the granting of an exclusive right for sixty days to the Koffman Group of Binghampton New York to negotiate a $1,500,000 equity investment in the Company.

Exhibits

None

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GLENGATE APPAREL, INC.



                                            BY:_____________________________
Dated:  August 14, 1996                        George J.Gatesy, President
                                               (principal executive officer)



                                            BY:_____________________________
Dated:  August 14,1996                         Norman Britman, Treasurer
                                               (principal financial and
                                                 accounting officer)