Form 10QSB/A
period 1996-06-30
GLENGATE APPAREL INC
filed 1996-08-14
CIK 916394

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB/A

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30,1996



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirement for the past 90 days. Yes X No __


As of June 30,1996 there were 6,844,600 shares of Common Stock, par value $.001 per share, outstanding.


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


                                            GLENGATE APPAREL, INC.



                                            BY:   George J Gatesy
                                                 -----------------
Dated:  August 14, 1996                        George J.Gatesy, President
                                               (principal executive officer)



                                            BY:    Norman Britman
                                                 -----------------
Dated:  August 14,1996                         Norman Britman, Treasurer
                                               (principal financial and
                                                 accounting officer)