Form 10KSB
period 1996-09-30
GLENGATE APPAREL INC
filed 1996-12-31
CIK 916394

FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  N/A   to ____
Commission file #33-72880

                             GLENGATE APPAREL, INC.
             (Exact Name of Registrant as Specified in its Charter)
                              New Jersey 22-3266971
                  (State or Other Jurisdiction of (IRS Employer
               Incorporation or Organization) Identification No.)

              207 Sheffield Street, Mountainside, New Jersey 07092
               (Address of principal executive offices) (Zip Code)

         Registrant's telephone No. including area code: (908) 518-0006

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
                                (Title of class)
      Securities registered pursuant to Section 12(g) of the Exchange Act:
                                      None
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirement for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K SB [ X] NONE

Issuer's Revenue for the fiscal year ended September 30, 1996:  $ 6.2 million

The aggregate market value of the 3,613,433 shares of common stock held by non affiliates of the Registrant as of December 5, 1996, was $4,289,145 based upon the closing bid price of such shares as listed in the over the counter market.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of December 5, 1996: $.001 par value, 8,113,932

Documents incorporated by reference
Incorporated in Part III of this Form 10-KSB: Proxy Statement to be furnished to security holders for the fiscal year ended September 30,1996

Transitional Small Business Disclosure format   Yes __   No  X

                             GlenGate Apparel, Inc.

                          Annual Report on Form 10-KSB

                                Table Of Contents


Item                                                                Page
Part I

  1     Description of Business  .................................... 3

  2     Description of Property  .................................... 5

  3     Legal Proceedings        .................................... 5

  4     Submission of Matters to a Vote of Security Holders  ........ 5

Part II

  5     Market for Common Stock, Equity and Related
               Stockholder Matters .................................  6

  6     Management's Discussion and Analysis of Financial
               Condition and Plan of Operation .......................7

  7     Financial Statements and Supplementary Data ................. 8

  8     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure....................8

Part III

  9     Directors, Executive Officers, Promoters and
               Control Persons; Compliance with
               Section 16(a) of the Exchange Act .....................8

 10     Executive Compensation .......................................8

 11     Security Ownership of Certain Beneficial Owners
               and  Management .......................................9

 12     Certain Relationships and Related Transactions................9

 13     Exhibits and Reports on Form 8-K............................. 9

                                     PART I


ITEM 1- Description of Business

General

GlenGate Apparel, Inc., a New Jersey corporation, was formed on November 8, 1993. The Company is engaged in the design and production of golf apparel marketed under the GlenGate label and sold primarily to public and private golf course pro shops and resorts domestically through regional sales vice presidents and independent sales representatives and internationally through licensed distributors.

Design and Manufacturing

The Company designs and contracts for the design of classic golf-style garments with contemporary influences with a view toward developing and maintaining consumer recognition and loyalty across product lines from season to season. The Company contracts with third parties to manufacture its lines of apparel. The Company exhibits at international industry shows and presents two seasonal lines of clothing which include men's knit cotton shirts, sweaters, slacks, shorts, jackets and headwear. All items in each line are sold separately.

The Company staffs its design team with both Company and independent designers who receive direction from the Company's sales, marketing and production staffs. Product planning meetings occur on a regular basis to review the status of each line and to discuss adjustments in line composition, fabrication, selection, product mix and manufacturing. In addition, members of the design team attend the industry's principal trade shows during each design cycle to discuss and consult with customers concerning current retail trends. The design process for each line is an approximate six-month process of styling, coloring, fabrication of samples and selection of sewing techniques.

The Company's design and production team consists of six employees with extensive experience in the apparel industry. The activities of these six employees include management of the design and production process, sourcing, merchandising and quality control. The merchandise manager is a graduate of the Parson's School of Design in New York city with over seven years international experience with men's clothing retailers and manufacturers. The production assistants have been extensively involved with the athletic apparel field for many years with emphasis on quality and production control.

The Company additionally utilizes the services of an independent design studio located in New York City specializing in men's sportswear. The studio has expertise in design, trends, color and patterns, style and product engineering and packaging.

The Company has entered into purchase agreements with third party domestic manufacturers to cut and sew the Company's products according to the Company's specifications. The Company has no plans to own any manufacturing facilities. The Company currently uses ten or more independent facilities to manufacture its products. One such facility currently accounts for approximately 40% of such manufacturing on an annual basis and two other facilities each account for approximately 25%. No other facility accounts for more than 8% annually. The Company has generally followed a policy of diversifying production among such manufacturers while maintaining sufficient production at each to remain a significant purchaser from each manufacturer. The Company believes that, while the loss of any one manufacturer would prove detrimental, given the availability of alternative sources of supply, such a loss and its impact on the Company's business would likely be limited in scope and duration.

The Company has chosen to produce its primary product lines within the United States where the Company believes that the availability of suppliers for both raw and finished product is sufficient to cover its needs.

The Company's production staff coordinates product engineering (including pattern and sample making), negotiates price and quantity with its cutting and sewing contractors, establishes production scheduling and performs quality control. The production staff also coordinates inspection of fabric as well as sample testing of fabric for shrinkage, strength and color fastness. The production staff additionally oversees production at the facilities of each of the cutting and sewing contractors as well as the Company's contract embroidery operations to monitor continuing compliance with the Company's specifications.

The Company has implemented its original plan to custom embroider logos of country clubs and resorts primarily utilizing the services of independent embroidery contractors. The Company has recently acquired embroidery equipment for in house embroidery operation at the warehouse and distribution center. The implementation of the operation, is initially on a limited basis with plans to expand the operation over the next two years. Final inspection, packing and shipping of the Company's products is performed by the Company's employees at its warehouse and distribution center. The Company has implemented a computerized software system to monitor inventory levels of finished goods.

Sales and Marketing

Management believes that the Company's ability to attain and maintain brand name recognition of the GlenGate label will be a critical element in enabling the Company to successfully continue to participate in the growing golf industry.

The Company estimates that there are approximately 14,000 public and private golf clubs and resorts with golf courses in the United States. The Company has currently targeted approximately 3,500 of these clubs and resorts as customers. The Company has either made sales to or received purchase orders from approximately 1,400 clubs and resorts in the targeted group. No single customer accounted for more than 3 % of the Company's net sales.

The Company enlists the services of 28 independent sales representatives who sell on a commission basis. These independent representatives are responsible for certain targeted accounts in a given territory. Sales management, consisting of three regional sales vice-presidents and a customer service network of five others directs and implements the sales and marketing plans and programs adopted by the Company.

The Company has begun test marketing studies for acceptance of GlenGate Apparel in the international market. Test marketing has successfully begun in Canada, where there are over 1,200 clubs and resorts and to the prime resort facilities in Bermuda.

The Company introduces new product at the two major golf industry trade shows held January and September each year in Orlando, Florida and Las Vegas, Nevada. Feedback received from the shows in the form of orders, comments, and booth attendance is used to redefine the product lines and corresponding forecasts.

The Company has enlisted three touring golf professionals (Tom Purtzer, Donnie Hammond and Ed Humenik) and other persons both inside and outside of the golf industry (including Peter Kostis (a director of the Company), Don Criqui and Dave Brown) to endorse and wear GlenGate apparel. In addition, the Company has enlisted approximately 12 home club golf professionals to help promote the Company's products. The Company has oral arrangements with such golf professionals and other persons under which they have been compensated solely by the granting of stock options. The Company may attempt to obtain additional endorsement arrangements in the future with other touring golf professionals, home club professionals and other notables.

The Company assists its pro shop customers with sales incentives and merchandise assistance programs, including the placement of advertisements in golfing publications and by the use of touring golf professionals.

The Company's sales terms generally require payment from customers within 30 days after shipment. The Company does not sell goods on consignment or accept returns of purchased merchandise other than damaged goods or goods delivered beyond the specified delivery date.

Competition

Golf apparel sold at the pro shop and resort level is not dominated by any single company and is highly competitive, both within the United States and abroad. The Company views Ashworth, Polo/Ralph Lauren, Izod and Sport-Haley as its most significant competitors. Recent entries into the market by other competitors offering comparable product may intensify competitive pressures. Many of the existing competitors have longer operating histories, better name recognition and greater financial, marketing and other resources than the Company. The Company also competes with other high quality manufacturers of men's leisurewear sold at the department and specialty store level. Tommy Hilfiger, a well known sportswear manufacturer recently entered the golf apparel market at the pro shop and department store level.

There can be no assurances that the Company will be able to obtain new and maintain existing market share in the face of competition.

Raw Materials

The Company's primary products are made of natural fibers. The selection of raw materials is based on quality, consistency, availability, flexibility in meeting changing production requirements and pricing. The Company's manufacturers generally obtain the materials to manufacture the product lines in accordance with the Company's design specifications.

Trademarks

The Company sells and markets its products under the GlenGate trademark. The Company obtained registration of the GlenGate name with the United States Patent and Trademark Office in 1994. Registration on the Principal Register constitutes constructive nationwide notice of the registrant's claim of ownership of the trademark and creates a refutable presumption of the registrant's exclusive right to the trademark. Although the Company believes that it will have the exclusive right to use the trademark for the United States and overseas markets in which it is granted registration, there can be no assurance that the Company will be able successfully to protect the trademark from conflicting uses or claims of ownership.

Seasonality

The Company's business is seasonal, with the highest sales volume expected in the period from February through July and the lowest sales volume in the period from November through January. In the golf apparel business, inventories are at their highest from February through April, as finished goods are accumulated for Spring and Summer sales. The Company's cash requirements are highest during this period to enable the Company to support the accumulation.

Employees

As of December 1, 1996, the Company had 35 full-time employees.


ITEM 2 - Description of Property

Property

The Company leases approximately 14,000 square feet of space in Mountainside, New Jersey for use as its principal office, production, warehouse and distribution facility. The lease provides for an annual base rental of $76,000 for the year ending December 31, 1997. when the existing lease will expire The Company is also obligated to pay taxes, insurance and maintenance expenses. Management believes that the existing facilities will be adequate for its needs through 1997.

ITEM 3 - Legal Proceedings

At September 30,.1996, the Company was not a party to any material legal proceedings .


ITEM 4 - Submission of Matters to a Vote of  Security Holders

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report, either by proxy solicitation or otherwise.



                                     PART II



ITEM 5 - Market for Common Stock, Equity and Related Stockholder Matters

The Company's common stock is quoted on the over-the-counter market under the symbol "GLNN." On August 19,1994 the Company completed its initial public offering of 493,740 Units, each consisting of five shares of common stock and one Warrant entitling the holder thereof to purchase one share of common stock. In July 1995, the Company called for the redemption of all warrants outstanding as of August 28,1995 at $.05 each. Through August 28,1995, 473,200 warrants were exercised and 4,700 warrants were redeemed. The remaining 15,840 warrants not redeemed were canceled on August 17,1996.

In June 1995, the Company commenced proceedings for the private placement of up to 750,000 shares of common stock at $2.00 per share through August 10,1995. In July 1995, the Company received $288,400 for 144,200 shares pursuant to that private placement.

In May 1996, the Company commenced proceedings for the private placement of up to 1,500,000 shares of common stock at $1.00 per share. In September 1996, the Company received $1,250,000 for 1,250,000 shares and a warrant to purchase an additional 85,000 shares at $1.00 through September 30,1997.

The following table sets forth the high and low bid quotations for the common stock for the periods indicated. The quotations in the over-the-counter market reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.


        Period                                        High              Low
August 15, 1994 - September 30, 1994                  $1.00            $1.00

     Fiscal Year 1995
October 1, 1994 - December 31, 1994                   $1.75            $1.25
January 1, 1995 - March 31, 1995                      $3.00            $1.25
April 1, 1995 - June 30, 1995                         $4.25            $2.25
July 1,1995 - September 30, 1995                      $3.87            $1.43

     Fiscal Year 1996
October 1, 1995 - December 31, 1995                   $2.625           $1.625
January 1, 1996 - March 31, 1996                      $2.125           $1.375
April 1, 1996 - June 30, 1996                         $2.625           $1.25
July 1,1996 - September 30, 1996                      $2.125           $1.25

As of December 5,1996, there were approximately 500 holders of record of the common stock and the closing bid price for the common stock was $1.187


The Company has never paid any cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in the Company's business and no cash dividends will be paid to stockholders.


ITEM - 6 Management's Discussion and Analysis of Financial Condition and
         Plan of Operation

Results of Operations

Comparison of Fiscal Years Ended September 30, 1996 and 1995.

The results for the fiscal years ended September 30, 1996 and September 30,1995 are not comparable. Prior to March 1995 the Company was in the developmental stage.

During fiscal 1996 the Company had sales of approximately $6,230,000 an increase of almost 89% when compared to the fiscal 1995 period. This sales increase was due in part to the fact that there were seven months of operation in fiscal 1995. However, during the 1996 year, the customer base increased by almost 55% from about 900 accounts to almost 1,400. During the fourteen weeks from August to December 5, 1996 this trend has continued. During that period the Company had booked approximately $4,100,000 in orders, an increase of almost 32% when compared to the $3,100,000 during the comparable period last year. This continuing increase in sales, order position and customer base, demonstrates the acceptance of the product at the pro shop level and supports management's belief in a continuing market penetration and acceptance of GlenGate product.

Cost of goods sold as a percentage of sales, was reduced to approximately 67% , an improvement of almost 3% when compared to 70% in fiscal 1995. The Company continues to reduce its exposure to unusual costs of embroidery, irregulars and other manufacturing problems. In October, the Company completed installation and testing of an in house pilot embroidery operation to further reduce certain costs associated with independent contract embroidery.

Warehousing, design, selling and administrative expenses as a percentage of sales were reduced to approximately 53% , a reduction of almost 19% when compared to 72% in fiscal 1995. An increase in the amount spent for warehousing, design selling and administrative expense was primarily attributable to increases in personnel and facility charges to accommodate the increases in sales and order processing volume during the year.

Interest expenses increased by over $134,000 during the year ended September 30,1966. The increase resulted from the Company utilizing it's credit facility to support almost $3,000,000 in sales and order increases during the fiscal year ending September 1996.

The Company had an operating loss of $1,246,470 for the year ended September 30, 1996 and a net loss of $1,449,291 ($.22 per share) for the same period. The loss can be attributed to a lack of sufficient sales to support the infrastructure required and in place for future planned growth of the Company. Operations for the fiscal year ended September 30,1995 are not comparable since the Company remained in the developmental stage until March 1995 when it first began shipping products to its customers.

Liquidity and Capital Resources

The Company continues to experience significant growth since emerging from a developmental stage in March 1995. The proceeds from the Company's initial public offering in 1994 and warrant and private placement offering in 1995 and 1996 have been used for the development of the Company's business as set forth in the prospectus and private placement documents relating thereto.

Growth in sales and the need to continue to fund continuing losses during the developmental stage increased the Company's working capital requirements. The Company had cash used in operating activities during the fiscal year of $2,628,100 resulting primarily from a net loss of $1,449,300 and increases in inventory and accounts receivable of $1,368,200. Cash requirements for operating activities during the fiscal year ended September 30, 1996 were funded primarily by financing activities that provided additional net cash of $2,767,500 resulting from borrowings under the Company's credit facilities of $1,272,800, $1,657,500 in net proceeds from the sale of common stock and the exercise of options.

While the Company currently anticipates having net positive cash flow from operations through 1997, interim working capital requirements are expected to be funded utilizing availability under the credit facility agreement signed in September 1996. The credit facility currently provides availability limited by a collateral formula calculated as the overall lesser of $3,000,000 or 85% of qualified accounts receivable and interim temporary financing available between October 1, 1996 and April 30, 1997 of 50% of eligible finished goods inventory to a maximum of $1,500,000. Peak inventory positions are required during the October-April period to support spring purchases. Interest accrues at a variable rate equal to 1 1/2% in excess of the bank's prime lending rate (8 1/4 % as of September 30,1996). As of September 30, 1996, the Company had drawn down approximately $1,598,000 under the facility and approximately $400,000 was available based on the borrowing formula at that date.

As of September 30, 1996, the Company had purchase commitments with its suppliers in the amount of approximately $2,425,000.

In the event the Company requires funds in addition to those available under the current (or an amended) credit facility, management believes that such funds will be available from offerings of common stock (if any), from the exercise of stock options (if any) and additional loans from stockholders (as necessary) in sufficient amounts to permit it to conduct its operations. Future events, including the problems, expenses, difficulties and delays encountered in connection with a new business and the competitive environment in which the Company operates, may lead to cost overruns that could make the Company's sources of working capital insufficient to fund the Company's planned operations. No assurance can be given that the Company will be able to obtain such funds or that the terms thereof will be acceptable to the Company.

The Company has currently outstanding $190,000 in notes in favor of certain of its officers. The funds were advanced at varying times during the developmental stages of the Company to satisfy working capital needs. The notes are subordinate to all creditors of the Company. The notes mature with interest at a rate per annum of 1 1/2% over prime to be paid April 15, 1997. The Company may be unable to rely on its directors, officers and principal stockholders for additional loans in the future.


ITEM 7 - Financial Statements

The financial information required by this Item are submitted beginning on Page F-1


ITEM 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


                                    PART III


ITEM 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

For information with respect to the Company's directors, see the section entitled " Election of Directors" in the Company's Proxy Statement to be filed in connection with the Annual Meeting of Stockholders of the Company to be held on February 14,1997 which section is incorporated herein by reference.


ITEM 10- Executive Compensation

For information with respect to the Company's executive compensation, see the section entitled "Executive Compensation" in the Company's Proxy Statement to be filed in connection with the Annual Meeting of Stockholders of the Company to be held on February 14,1997 which section is incorporated herein by reference.


ITEM 11 - Security Ownership of Certain Beneficial Owners and Management

For information with respect to the Company's security ownership of certain beneficial owners and management, see the section entitled "Security Ownership of Directors and Officers" and "Principal Stockholders" in the Company's Proxy Statement to be filed in connection with the Annual Meeting of Stockholders of the Company to be held on February 14,1997 which section is incorporated herein by reference.


ITEM 12 - Certain Relationships and Related Transactions

For information with respect to the Company's relationships and related transactions with certain directors, see the section entitled "Election of Directors" in the Company's Proxy Statement to be filed in connection with the Annual Meeting of Stockholders of the Company to be held on February 14,1997 which section is incorporated herein by reference.


ITEM 13 - Exhibits and Reports on Form 8 -K

Reports on form 8-K

No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

Exhibits

 *3.1     Certificate of Incorporation of the Company
 *3.2     Certificate of Amendment to the Certificate of Incorporation
  3.3     Amended By-Laws of the Company
 *4.1     Specimen  certificate for common stock, $.001 par value
  4.2     Form of warrant to purchase common stock issuable to The Koffman Group
 *4.3     Form of Subordinated Note in favor of George Gatesy
 *4.4     Form of Subordinated Note in favor of Richard Martinelli
 10.1     Restricted stockholders agreement
 10.2     Financing and Security Agreement
 10.3     Lease dated October 4,1996
*10.11    GlenGate Apparel, Inc. 1994 Stock Option Plan
-----------------------------------------------------------------------------
*Icorporated herein by reference to the identically numbered Exhibit in the Company's Registration Statement on Form SB-2, Registration No. 33-7280 - NY






                          INDEX TO FINANCIAL STATEMENTS




                                                                     Page

Report of Independent Certified Public Accountants....................F-1

Balance Sheets as of September 30, 1996 and 1995......................F-2

Statements of Operations for the years ended
   September 30, 1996 and 1995........................................F-3

Statements of Stockholders' Equity for the years ended
   September 30, 1996 and 1995........................................F-4

Statements of Cash Flows for the years ended September 30,
   1996 and 1995......................................................F-5

Notes to Financial Statements..................................F-6 - F-10

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
GlenGate Apparel Inc.
Mountainside,  New Jersey

We have audited the accompanying balance sheets of GlenGate Apparel Inc. as of September 30, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GlenGate Apparel Inc. as of September 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.








                                BDO Seidman, LLP

Woodbridge, New Jersey
November 25, 1996

                              GLENGATE APPAREL INC.

                                 BALANCE SHEETS
                                 --------------



                                                   September 30,   September 30,
                                                        1996            1995
                                                   --------------  -------------
                                ASSETS (Note 5)
Current:
 Cash                                                 $   34,917       $10,038
 Accounts receivable, net of allowance for doubtful
      accounts of $173,515 and $28,765                 1,848,507       805,337
 Inventories (Note 3)                                  1,206,000       894,035
 Prepaid and other current assets                       314,968        191,280
                                                   --------------  -------------

           TOTAL CURRENT ASSETS                        3,404,392     1,900,690


Property and equipment, net of accumulated
  depreciation and amortization (Note 4)                 257,530       218,510
Organizational costs, net of accumulated
  amortization of $5,945 and $3,889, respectively          4,457         6,513
Security deposits and other assets                        31,460         9,460
                                                   --------------  -------------

           TOTAL ASSETS                               $3,697,839    $2,135,173
                                                   ==============  =============




                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current:
 Notes payable - bank (Note 5)                        $1,597,918      $325,109
 Current portion of equipment notes payable (Note 5)       5,127        13,527
 Subordinated notes payable to stockholders (Note 6)     190,000       300,496
 Accounts payable and accrued expenses                   490,915       268,465
                                                   --------------  -------------

           TOTAL CURRENT LIABILITIES                   2,283,960       907,597

Equipment notes payable less current portion (Note 5)     10,617        32,543
                                                   --------------  -------------
                                                       2,294,577       940,140

Commitments and contingencies (Notes 7 and 9)

STOCKHOLDERS' EQUITY (Note 9):
 Common stock at cost $.001 par value - 10,000,000
  shares authorized; 8,113,932 and 6,284,600
    issued and outstanding                                 8,114        6,285
Additional paid-in capital                             4,668,139    3,012,448
Accumulated deficit                                   (3,272,991)  (1,823,700)
                                                   --------------  -------------

     TOTAL STOCKHOLDERS' EQUITY                        1,403,262    1,195,033
                                                   --------------  -------------


     TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES       $3,697,839   $2,135,173
                                                   ==============  =============


                 See accompanying notes to financial statements

                                   GLENGATE APPAREL INC.

                                 STATEMENTS OF OPERATIONS
                                 ------------------------






                                 Year Ended September       Year Ended September
                                       30, 1996                   30, 1995
                                 --------------------       --------------------
Sales                                 $6,229,728                 $3,293,295
Cost of sales                          4,150,138                  2,303,850
                                 --------------------       --------------------

      GROSS PROFIT                     2,079,590                    989,445
                                 --------------------       --------------------

Operating expenses:
 Warehousing                             318,516                    214,580
 Design                                  431,590                    137,140
 Selling                               1,378,456                  1,036,709
 General and administrative            1,197,498                    994,685
                                 --------------------       --------------------

      TOTAL OPERATING EXPENSES         3,326,060                  2,383,114
                                 --------------------       --------------------

Operating loss                        (1,246,470)                (1,393,669)
Net interest expense, including
  interest income of $37,023 in
  1995                                  (202,821)                   (31,853)
                                --------------------       --------------------

Net Loss                             $(1,449,291)               $(1,425,522)
                                 ====================       ===================

Loss per share                             $(.22)                     $(.25)
                                 ====================       ====================

Weighted average number of common
  shares outstanding                   6,605,941                  5,609,113
                                 ====================       ====================


                                   GLENGATE APPAREL INC.

                            STATEMENTS OF STOCKHOLDERS' EQUITY
                            ----------------------------------





                               Common Stock    Additional Treasury  Accumu-      Total
                             -----------------   Paid-In    Stock    lated    Stockholders'
                              Shares    Amount   Capital             Deficit     Equity
                             --------   ------  ---------  -------- --------   -----------
BALANCE, SEPTEMBER
  30, 1994                  6,218,700   $6,219  $2,146,040  (700)   $(398,178)  $1,753,381

Cancellation of
  treasury stock             (700,000)    (700)          -   700            -            -

Options exercised             148,500      149     148,351     -            -      148,500

Warrants exercised
  and redeemed                473,200      473     567,132     -            -      567,605

Private placements
  of common stock             144,200      144     288,256     -            -      288,400

Offerings and
registration costs                  -        -    (137,331)    -            -     (137,331)

Net loss                            -        -           -     -    (1,425,522) (1,425,522)
                             --------   ------   ---------- ------- ----------  -----------

Balance, September
 30, 1995                   6,284,600    6,285   3,012,448     -    (1,823,700)  1,195,033

Options exercised             554,332      554     557,361     -             -     557,915

Private placements
 of common
 stock                      1,275,000    1,275   1,248,725     -             -   1,250,000

Offering costs,
 net                                -        -    (150,395)    -             -    (150,395)

Net loss                            -        -           -     -     (1,449,291)(1,449,291)
                            ---------   -------  ----------  ------   --------- -----------
Balance, September
 30, 1996                   8,113,932   $8,114  $4,668,139     -    $(3,272,991) $1,403,262
                            =========   =======  ==========  ======   ========= ===========


                                   GLENGATE APPAREL INC.

                                 STATEMENTS OF CASH FLOWS
                                 ------------------------






                                                   Year Ended       Year Ended
                                                    September        September
                                                     30, 1996         30, 1995
                                                    -----------     ------------
Cash flows from operating activities:
 Net loss                                           $(1,449,291)    $(1,425,522)
 Adjustments to reconcile net loss to net cash
     used in operating activities:
        Depreciation and amortization                    77,578          31,811
        Provision for doubtful accounts                  13,051          28,765
        Changes in assets and liabilities:
         Inventories                                   (311,965)       (894,035)
         Accounts receivable                         (1,056,221)       (834,102)
         Prepaid and other current assets              (123,688)       (105,806)
         Accounts payable and accrued expenses          222,450         122,215
                                                    ------------    ------------

       Net cash used in operating activities         (2,628,086)     (3,076,674)
                                                    ------------    ------------

Cash flows from investing activities:
 Purchases of property and equipment                   (114,542)       (244,612)
 Maturity (purchase) of certificate of deposit                -         200,000
 Increase in security deposits and other assets               -          (9,460)
                                                    ------------    ------------

       Net cash used in investing activities           (114,542)        (54,072)
                                                    ------------    ------------

Cash flows from financing activities:
 Payment of financing cost                              (22,000)              -
 Proceeds from sale of common stock                   1,250,000         288,400
 Proceeds from options exercised                        557,915         148,500
 Proceeds from warrants exercised                                       567,605
 Payment of offering and registration costs            (150,395)       (137,331)
 Payment of organization costs                                                -
 Borrowings on equipment notes payable                                   46,070
 Payment of equipment notes                             (30,326)
 Net borrowings under line of credit                  1,272,809         325,109
 Repayments (payments) of borrowings from
    stockholders                                       (110,496)         89,751
                                                    --------------  ------------
       Net cash provided by financing activities      2,767,507       1,328,104
                                                    --------------  ------------

Net increase (decrease) in cash                          24,879      (1,802,642)
Cash, beginning of period                                10,038       1,812,680
                                                    --------------  ------------
Cash, end of period                                     $34,917         $10,038
                                                    ==============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                         $196,216         $67,293
                                                    ==============  ============


                      See accompanying notes to financial statements

                                   GLENGATE APPAREL INC.

                               NOTES TO FINANCIAL STATEMENTS
                               -----------------------------

NOTE 1 - ORGANIZATION
---------------------

GlenGate Apparel, Inc. (the "Company") was incorporated in the State of New Jersey on November 8, 1993. On or about March 15, 1995, the Company commenced operations as a result of having completed the first sales of its products. The Company designs, contracts to have made, and markets men's golf apparel. The Company's primary products consist of men's knit cotton shirts and sweaters and woven cotton slacks, shorts and headwear. Customers of the Company are primarily public and private golf course pro shops and resorts in the United States.


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

CASH AND CASH EQUIVALENTS

For statement of cash flow purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at September 30, 1996 and 1995.

REVENUE RECOGNITION

Revenue is recognized upon shipment of goods to customers.

INVENTORIES

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation and amortization are calculated on a straight line basis over the estimated useful lives of the related assets.

ORGANIZATIONAL COSTS

Costs incurred to organize and incorporate the Company have been capitalized. Amortization is calculated on a straight line basis over a sixty month period.

LOSS PER SHARE

Loss per share is computed on the basis of the weighted average number of common shares outstanding during the period. The assumed conversion of common stock equivalents has not been included because the effect would be anti-dilutive.

SIGNIFICANT RISKS AND UNCERTAINTIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                  GLENGATE APPAREL INC.

                              NOTES TO FINANCIAL STATEMENTS
                              -----------------------------

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In  March  1995,  the  Financial  Accounting  Standards  Board  ("FASB")  issued
Statement of Financial Accounting Standard ("SFAS") No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company believes that this pronouncement will not have a material impact on the Company's results of operations and financial condition. In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation." The Company is currently studying SFAS No. 123, but does not currently plan to adopt the fair value based method of accounting for stock options or similar equity instruments. According-ly, the adoption of SFAS No. 123 is not expected to have a material impact on the Company's results of operations or financial condition.


NOTE 3 - INVENTORIES
--------------------

Inventories as of September 30 are summarized as follows:

                                             1996            1995
                                        ------------    ------------
         Raw Materials                     $36,345         $84,675
         Finished goods                  1,139,655         788,510
         Supplies                           30,000          20,850
                                        ------------    ------------
                                        $1,206,000        $894,035
                                        ============    ============

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following as of September 30:

                                                                       Estimated
                                                                         useful
                                                                         lives
                                            1996            1995        (years)
                                        ------------    ------------  ----------
Leasehold improvements                     $37,718         $21,312           3
Machinery and equipment                    153,311         148,811       4 - 5
Furniture and fixtures                      90,020          48,867       3 - 5
Computer equipment and software             82,483          30,000           5
                                        ------------    ------------
                                           363,532         248,990
Less: Accumulated depreciation
   and amortization                        106,002          30,480
                                        ------------    ------------
                                          $257,530        $218,510
                                        ============    ============

NOTE 5 - NOTES PAYABLE
----------------------

In September 1996, the Company entered into a two year revolving loan and security agreement (the "Agreement") with a financial institution. Availability under the Agreement, is limited by a collateral formula calculated as the lesser of $3,000,000 or 85% of qualified accounts receivable. The lender also agreed to advance additional funds to the Company between October 1, 1996 and April 30, 1997 based on a collateral formula calculated as the lesser of $750,000 or 50% of eligible Finished Goods Inventory. Interest accrues at a variable rate equal to 1 1/2% in excess of the bank's prime lending rate (8 1/4% as of September 30, 1996). Outstanding borrowings are collateralized by substantially all the assets of the Company. Under the terms of the Agreement, the Company is also required to meet various financial covenants, as defined.

                                  GLENGATE APRAREL INC.

                              NOTES TO FINANCIAL STATEMENTS
                              -----------------------------


The average amount outstanding under the Agreement during the year ended September 30, 1996 was approximately $1,212,000 at a weighted average interest rate of 9 3/4%.

The fair value of the debt approximates the recorded value based on the borrowing rates currently available for loans with similar terms and maturities.

Additionally, the Company has outstanding borrowings under an equipment note payable aggregating $15,744 as of September 30, 1996. Annual maturities of the equipment note are $5,127 - September 30, 1997, $5,127 - September 30, 1998, $5,490 - September 30, 1999.


NOTE 6 - NOTES PAYABLE - STOCKHOLDERS
-------------------------------------

The Company has currently outstanding $190,000 in notes in favor of certain of its officers. The funds were advanced at varying times during the developmental stages of the Company to satisfy working capital needs. The notes are subordinate to all creditors of the Company. The notes mature with interest at a rate per annum of 1 1/2% over Prime to be paid April 15, 1997. The Company may be unable to rely on its directors, officers and principal stockholders for additional loans in the future.


NOTE 7 - COMMITMENTS
--------------------

As of September 30, 1996, the Company has purchase commitments for merchandise of approximately $2,425,000.

In January 1995, the Company entered into a three year operating lease agreement with a three year renewal option for office and warehouse facilities under which the future minimum annual rentals as of September 30, 1996 are as follows:

         1997            $76,000
         1998             19,000
                        ==========
                         $95,000
                        ==========

Rent expense was $70,408 and $54,969 for the years ended September 30, 1996 and 1995, respectively.


NOTE 8 - INCOME TAXES
---------------------

The Company adopted the Provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS 109") effective November 8, 1993 (inception). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

At September 30, 1996, the Company had net operating loss carryforwards of approximately $3,089,000, which expire through 2011, and temporary differences related primarily to inventory costs capitalized for tax purposes totalling approximately $235,000. The deferred tax asset related to the net operating loss carryforwards and temporary differences amounted to approximately $1,330,000 and is fully offset by a valuation allowance of the same amount.

                                  GLENGATE APPAREL INC.

                              NOTES TO FINANCIAL STATEMENTS
                              -----------------------------


NOTE 9 - STOCKHOLDERS' EQUITY
-----------------------------

a)   Redeemable Common Stock Warrants

     As part of the Company's initial public offering completed on August 15, 1994, 493,740 redeemable common stock purchase warrants were issued. The warrants were originally exercisable at $1.20 per share through August 17, 1995 and, thereafter, at $1.40 per share through August 17, 1996. In July 1995, the Company called for the redemption of all warrants outstanding as of August 28, 1995 at $.05 each and extended the exercise price of $1.20 through that date. Through August 28, 1995, 473,200 warrants were exercised and 4,700 warrants were redeemed. The remaining 15,840 warrants not redeemed as of September 30, 1995 were canceled on August 17, 1996.

b)   Common Stock Options

     In December 1994 the Company's Board of Directors approved the adoption of the 1994 Stock Option Plan ("the "Plan) to provide incentives for selected persons to promote the financial success and progress of the Company. The Plan provides for the Compensation Committee or such other committee that the Board may appoint to administer the Plan. The Plan provides for the reservation of 2,500,000 shares of common stock for issuance upon the exercise of granted options.

     The following is a summary of the common stock options granted, canceled or exercised for the period October 1, 1994 through September 30, 1996.


                                   Shares           Exercise price per share
                                 -----------      ----------------------------
      Outstanding -
         September 30, 1994              -
      Granted                      222,500               $1.00 to $2.50
      Canceled                    (140,000)              $1.00
      Exercised                   (148,500)              $1.00
                                 -----------
      Outstanding -
         September 30, 1995      1,934,000               $1.00 to $3.00
      Granted                      476,000               $1.25 to $1.625
      Canceled                    (119,668)              $1.00 to $2.50
      Exercised                   (554,332)              $1.00 to $1.25
                                 -----------
      Outstanding -
         September 30, 1996      1,736,000               $1.00 to $3.00
                                 ===========


     As of September 30, 1996, 1,021,850 outstanding stock options were exercisable at $1.00, 218,834 at $1.25, and 154,000 at prices between $1.125 and $2.50. In fiscal 1997, 211,650 outstanding stock options become exercisable at $1.00 and 70,334 become exercisable at prices between $1.25 and $2.00. In fiscal 1998, 59,332 outstanding stock options become exercisable at prices between $1.25 and $1.50. The options expire at various dates throught fiscal 2005 and all were granted at or above quoted market value.


c)   Stockholders Agreement

     In April 1995, the Company and the founding stockholders (the "Stockholders") negotiated a stockholders' agreement which requires the Company to purchase the shares held by a Stockholder upon the death of that Stockholder, at estimated fair market value (as defined in the new stockholders' agreement), but limited to the extent of any insurance proceeds payable to the Company as a result of the Stockholder's death.

                                  GLENGATE APPAREL INC.

                              NOTES TO FINANCIAL STATEMENTS
                              -----------------------------


d)   Private Placements of Common Stock

     In June 1995, the Company commenced proceedings for the private placement of up to 750,000 shares of common stock at $2.00 per share through August 10, 1995. In July 1995, the Company received $288,400 for 144,200 shares pursuant to that private placement.

     In September 1996, the Company completed the private placement of 1,275,000 shares of common stock for gross proceeds of $1,250,000. In connection with this private placement, the Company granted warrants to purchase an additional 85,000 shares at $1.00 exercisable through September 30, 1997.


NOTE 10 - CONCENTRATION OF CREDIT RISK
--------------------------------------

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition to mitigate its credit risk.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GlenGate Apparel, Inc.



                             BY:_____________________________
Dated:      December  19, 1996                George J. Gatesy, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                 Title                       Date


_______________________       President, Director               December 19,1996
George J. Gatesy              (principal executive officer)


_______________________       Treasurer and Secretary          December 19, 1996
Norman Britman                (principal financial and
                               accounting officer)


_______________________       Director                         December 19, 1996
Peter J. Kostis


_______________________       Director                         December 19 ,1996
Richard  J. Martinelli


_______________________       Director                         December 19 ,1996
Robert J. Munch


_______________________       Director                         December 19 ,1996
Jeffrey Koffman


_______________________       Director                         December 19 ,1996
Martin Koffman