Form 10KSB/A
period 1996-09-30
GLENGATE APPAREL INC
filed 1996-12-31
CIK 916394

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

     The following is a summary of the common stock options granted, canceled or exercised for the period October 1, 1994 through September 30, 1996.


                                   Shares           Exercise price per share
                                 -----------      ----------------------------
      Outstanding -
         September 30, 1994              -
      Granted                    2,222,500               $1.00 to $3.00
      Canceled                    (140,000)              $1.00
      Exercised                   (148,500)              $1.00
                                 -----------
      Outstanding -
         September 30, 1995      1,934,000               $1.00 to $2.50
      Granted                      476,000               $1.25 to $1.625
      Canceled                    (119,668)              $1.00 to $2.50
      Exercised                   (554,332)              $1.00 to $1.25
                                 -----------
      Outstanding -
         September 30, 1996      1,736,000               $1.00 to $2.50
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