Form 10QSB/A
period 1996-12-31
GLENGATE APPAREL INC
filed 1997-04-01
CIK 916394

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31,1996



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirement for the past 90 days. Yes X No __


As of January 31,1997 there were 8,113,932 shares of Common Stock, par value $.001 per share, outstanding.


Transitional Small Business Disclosure format   Yes __   No  X

                             GlenGate Apparel, Inc.

                         Quarterly Report on Form 10-QSB

                                Table Of Contents

                                                                       Page
  Part I            FINANCIAL INFORMATION

  Item 1   Financial Statements

           Balance Sheets as of December 31,1996 (Unaudited) and
           September 30,1996                                             3

           Statements of Operations for the three months ended
           December 31,1996 and December 31,1995 (Unaudited)             4

           Statements of Cash Flows for the three months ended
           December 31,1996 and December 31,1995 (Unaudited)             5

           Notes to Financial Statements  (Unaudited)                    6


  Item 2   Management's Discussion and Analysis                          7


  Part II          OTHER INFORMATION

  Item 5   Other Information                                             9

  Item 6   Exhibits and Reports                                          9

                                                          GLENGATE APPAREL, INC.
                                                              BALANCE SHEETS
                                                            =================

                                                                        December 31, 1996          September 30,
                                                                           (Unaudited)                 1996

                                                              ASSETS ( Note 3 )
Current:
   Cash and cash equivalents                                                $        300            $     34,917
   Accounts receivable ( less allowance for doubtful accounts
   of $21,792 and $173,515,respectively)                                       1,295,416               1,848,507
   Inventories                                                                 1,469,115               1,206,000
   Prepaid expenses and other current assets                                     362,603                 314,968
                                                                           -------------           -------------

          TOTAL CURRENT ASSETS                                                 3,127,434               3,404,392

Property and equipment, ( net of accumulated depreciation
and amortization of $134,502 and $106,002 respectively)                          251,954                 257,530

Organizational costs, (net of accumulated amortization of
$6,460 and $5,945, respectively)                                                   3,942                   4,457

Security deposits and other assets                                                 7,710                  31,460
                                                                           -------------           -------------
          TOTAL  ASSETS                                                     $  3,391,040            $  3,697,839
                                                                           .............           .............

                                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
   Note payable-bank (Note 3)                                               $  1,405,711            $  1,597,918
   Current portion of equipment notes payable (Note 3)                             5,127                   5,127
   Accounts payable and accrued expenses                                         818,203                 490,915
   Notes payable to related parties (Note 4)                                     190,000                 190,000
                                                                           -------------           -------------

          TOTAL CURRENT LIABILITIES                                            2,419,041               2,283,960

   Equipment notes payable less current portion                                    9,303                  10,617
                                                                           -------------           -------------

                                                                               2,428,344               2,294,577

Commitments and contingencies ( Note 5)

STOCKHOLDERS EQUITY (Note 6)
   Common stock at cost $.001 par value - 10,000,000 shares authorized;
  8,113,932   and  8,113,932 issued and outstanding                                8,114                   8,114
   Additional paid-in capital                                                  4,668,139               4,668,139
   Accumulated deficit                                                        (3,713,557)             (3,272,991)
                                                                           -------------           -------------


          TOTAL STOCKHOLDERS' EQUITY                                             962,696               1,403,262

                                                                           .............           .............
TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES                                  $ 3,391,040             $ 3,697,839
                                                                           .............           .............



           See accompanying notes to financial statements ( Unaudited)

                                            GLENGATE APPAREL, INC.
                                   STATEMENT OF OPERATIONS ( Unaudited)
                                   ====================================

                                                              Three Months Ended
                                                   December 31,1996        December 31, 1995
Sales                                               $ 1,185,602             $   707,112
Cost of sales                                           800,438                 452,184
                                                   -------------           -------------

        Gross Profit                                    385,164                 254,928
                                                   -------------           -------------


Operating Expenses

Warehousing                                              83,027                  66,786
Design                                                   51,486                  44,909
Selling                                                 332,516                 257,545
General and administrative                              305,890                 269,608
                                                   -------------           -------------

TOTAL OPERATING EXPENSES                                772,919                 638,848
                                                   -------------           -------------

Operating Income ( Loss)                               (387,755)               (383,920)

Interest ( Expense)                                     (52,811)                (26,842)
                                                   -------------           -------------

Net  (Loss)                                         $  (440,566)            $  (410,762)
                                                   .............           .............

( Loss per share)                                   $     (0.05)            $     (0.07)
                                                   .............           .............

Weighted number of common
     shares outstanding                                8,113,932               6,301,230
                                                   .............           .............



           See accompanying notes to financial statements ( Unaudited)

                                           GLENGATE APPAREL, INC.
                                    STATEMENTS OF CASH FLOWS ( Unaudited)
                                    =====================================


                                                                Three Months Ended
                                                   December 31,1996        December 31, 1995
Cash flows from operating activities:
  Net loss                                          $  (440,566)            $  (410,762)

Adjustments to reconcile net loss to net cash provided by (used in)operating activities:

  Depreciation and amortization                          29,015                  18,514
  Provision for doubtful accounts                         5,580                   3,660

Changes in assets and liabilities:

  Inventories                                          (263,115)               (318,840)
  Accounts receivable                                   547,511                 184,028
  Prepaid and other current assets                      (47,635)                (48,822)
  Accounts payable and accruals                         327,288                 300,012
                                                   -------------           -------------

Net cash provided by (used in) operating activities     158,078                (272,210)
                                                   -------------           -------------

Cash flow from investing activities:

  Purchases of property and equipment                   (22,924)                (38,083)
  Security deposits and other assets                     23,750                      -
                                                   -------------           -------------

Net cash provided by (used in) investing
  activities                                                826                 (38,083)
                                                   -------------           -------------

Cash flows from financing activities:
  Proceeds from options exercised                           -                    30,000
  Equipment notes                                        (1,314)                 (3,380)
  Notes payable - bank                                 (192,207)                 23,935
  Borrowing from (repayments to) stockholders               -                   250,000
                                                   -------------           -------------

Net Cash provided by (used in) financing activities    (193,521)                300,555
                                                   -------------           -------------

Net increase (decrease) in cash and cash equivalents    (34,617)                 (9,738)

Cash and cash equivalents beginning of period            34,917                  10,038
                                                   -------------           -------------

Cash and cash equivalents end of period             $       300             $       300
                                                      =========               =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                       $    47,876             $    16,542
                                                      =========               =========


           See accompanying notes to financial statements ( Unaudited)

                             GLENGATE APPAREL, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1-ORGANIZATION
-------------------

GlenGate Apparel, Inc. (the "Company") was incorporated in the State of New Jersey on November 8, 1993, and commenced operations with the first sales of its products in March 1995. The Company designs, contracts to have made, and markets men's golf apparel. The Company's primary products consist of men's knit cotton shirts, sweaters, woven cotton slacks, shorts and headwear. Customers of the Company are primarily public and private golf course pro shops and resorts.


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

Inventories
-----------

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method. Inventories as of December 31,1996 consisted substantially of finished goods.

Interim Financial Statements
----------------------------

The interim financial statements as of and for the three months ended December 31,1996 and for the three months ended December 31, 1995 are unaudited . The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the three months ended December 31,1996 are not necessarily indicative of the results to be expected for the year ending September 30,1997.

NOTE 3 - NOTES PAYABLE - BANK
-----------------------------

In  September  1996,  the Company  entered  into a two year  revolving  loan and security agreement ( the "Agreement" ) with a financial institution. Availability under the Agreement is limited by a collateral formula calculated as the lesser of $3,000,000 or 85% of qualified accounts receivable. The lender also agreed to advance additional funds to the Company between October 1, 1996 and April 30, 1997 based on a collateral formula calculated as the lesser of $750,000 or 50% of eligible Finished Goods Inventory. Interest accrues at a variable rate equal to 11/2 % in excess of the bank's prime lending rate ( 81/4% as of December 31, 1996 ). Outstanding borrowings are collateralized by substantially all the assets of the Company. Under the terms of the Agreement, the Company is also required to meet various financial covenants, as defined.

In order for the Company to sustain its current growth patterns, it will require additional funding in 1997, including the replacement of its banking credit facility to be more consistent with the capital needs during its initial period of growth. Management has initiated discussions for additional growth capital to coincide with its current needs. In the event that additional capital is not acquired, revenues will be adversely affected.

Additionally, the Company has outstanding borrowings under an equipment note payable aggregating $14,430 as of December 31,1996. Annual maturities of the equipment notes are $5,127 - September 30, 1998 and $5,490 - September 30, 1999.

NOTE 4 - NOTES PAYABLE TO RELATED PARTIES
-----------------------------------------

The Company has currently outstanding $190,000 in subordinated notes and $11,540 in related accrued interest in favor of an officer and director and a former officer. The funds were advanced at varying times during the developmental stages of the Company to satisfy working capital needs. The notes are subordinate to all creditors of the Company. The notes mature with interest at a rate per annum of 11/2% over Prime to be paid April 15, 1997.

In January 1997 two of the Company's directors who are also shareholders loaned the Company a total of $250,000 to satisfy working capital needs.The notes are not subordinated to the creditors of the Company and are due on demand with interest at a rate of 12% per annum payable monthly. The Company may be unable to rely on its directors, officers and principal stockholders for additional loans in the future.

NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Through December 31,1996, the Company had purchase commitments for merchandise of approximately $1,633,000.

NOTE  6 - STOCKHOLDERS' EQUITY
------------------------------

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

As of December 31,1996, 1,736,000 stock options were outstanding. Of the options outstanding, 1,021,850 are exercisable at $1.00, 218,834 at $1.25, and 154,000 at prices between  $1.125 and $2.50.  In fiscal 1997 and 1998 281,984 and 59,332 options respectively, become exercisable at prices between $1.00 and 2.00. The options expire at various dates through fiscal 2005. All were granted with exercise prices at quoted market value.





ITEM - 2 Management's Discussion and Analysis
---------------------------------------------

Management's Discussion and Analysis
------------------------------------


Results of Operations

During the three months ended December 31,1996, the Company had sales of approximately $1,185,000 to an account base that exceeded 1,400 active accounts. Comparatively, sales for the three months ended December 31,1995 were approximately $707,100 to an account base of almost 1,100 active accounts. The resulting increase in sales of 68% to an expanded account base that grew by over 27% demonstrates the continuing growth in acceptance of the Company's product in the marketplace.

Cost of goods sold as a percentage of sales for the three months ended December 31,1996 was 68% , an increase of 4% when compared to 64% for the three months ended December 31, 1995. The increase primarily reflects the Company's decision to sell certain prior seasons inventories at reduced prices.

Warehousing, design, selling and administrative expenses were approximately 65% of net sales compared to approximately 90% for the three months ended December 31, 1995. Although the overhead expense as a percentage of net sales decreased due to the increase in sales, the actual expenses increased due to continued sales growth.

Interest expense for the three months ended December 31, 1996 was $52,811 compared to $26,842 for the same period ended December 31, 1995. This increase resulted from higher borrowings required primarily to support the increased levels of inventory and accounts receivable experienced as part of the Company's growth.

The net loss for the quarter ended December 31, 1996 was $440,566 ( $.05 per share ) compared to the net loss of $410,762 ( $.07 per share ) for the same period ended December 31, 1995 as a result of the factors described above and the disproportionately low level of sales traditionally realized in the first quarter. As demonstrated by the growth in sales, the Company is moving towards its plan with a continued focus on improving operating results for fiscal 1997, although additional financing will be required in 1997 to reach that plan (see discussion of liquidity and capital resources below). The recent PGA Show in Orlando reconfirmed the Company's belief that the GlenGate product continues to gain acceptance in the marketplace.

Liquidity and Capital Resources

The Company had cash provided by operating activities during the quarter ended December 31, 1996 of $158,078 resulting primarily from the reduction of accounts receivable of $547,511 and the increase in accounts payable and accruals of $327,288 more than offseting the net loss of $440,566 and the increase in inventories of $263,115. Cash was used in financing activities primarily to pay down the bank debt by $192,207.

In January 1997 two of the Company's directors who are also shareholders loaned the Company a total of $250,000 to satisfy working capital needs.The notes are not subordinated to the creditors of the Company and are due on demand with interest at a rate of 12% per annum payable monthly. The Company may be unable to rely on its directors, officers, and principal stockholders for additional loans in the future.

In order for the Company to sustain its current growth patterns, it will require additional funding in 1997, including the replacement of its banking credit facility to be more consistent with the capital needs during its initial period of growth. Management has initiated discussions for additional growth capital to coincide with its current needs. In the event that additional capital is not acquired, revenues will be adversely affected.

The Company has reached an agreement in principle for the distribution rights within the United States for the Sun Ice and Aureus labels. The product under these labels will initially be provided to the Company on a consignment basis. As a result management expects the acquisition of these labels to have a positive impact on the liquidity and operating results.

Future events and the competitive environment in which the Company operates, may lead to cost overruns that could make the Company's sources of working capital insufficient to fund the Company's planned operations. No assurance can be given that the Company will be able to obtain such funds or that the terms thereof will be acceptable to the Company.


Important  Factors Related to Forward-Looking Statements

The statements contained in this quarterly report or incorporated by reference herein that are not purely historical are forward-looking statements and are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that the Company would continue to develop and introduce new products on a timely basis, that the competitive conditions within the golf apparel industry would not change materially or adversely, that the demand for the Company's golf apparel would remain strong, that the market would accept the Company's new apparel lines, that inventory risks due to shifts in market demand would be minimized, that the Company's forecasts would accurately anticipate market demand, and that there would be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing or other budgets, which may in turn affect the Company's results of operations. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives planned for the Company will be achieved.

PART II
-------

ITEM 5 - Other Information
--------------------------

Richard Martinelli resigned as COO on December 31, 1996 and Norman Britman resigned as Secretary-Treasurer on January 3, 1997. On January 6, 1997 Peter Culbertson was appointed COO/CFO and Secretary-Treasurer of the Company.

ITEM 6 - Exhibits and Reports on Form 8 -K
------------------------------------------

Reports on form 8-K
-------------------

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

Exhibits
--------

None




                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GLENGATE APPAREL, INC.


                                              /s/ George J. Gatesy
                                        BY:_____________________________
Dated:   February 14, 1997                 George J. Gatesy, President
                                          (principal executive officer)


                                             /s/ Peter Culbertson
                                        BY:_____________________________
Dated:   February 14, 1997                 Peter Culbertson, Chief Operating
                                           Officer, Chief Financial Officer,
                                           Secretary and Treasurer
                                          (principal financial and accounting
                                           officer)