Form 10QSB
period 1997-03-31
GLENGATE APPAREL INC
filed 1997-05-15
CIK 916394

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED March 31,1997



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirement for the past 90 days. Yes X No __


As of March 31,1997 there were 8,113,932 shares of Common Stock, par value $.001 per share, outstanding.


Transitional Small Business Disclosure format   Yes __   No  X

                             GlenGate Apparel, Inc.

                         Quarterly Report on Form 10-QSB

                                Table Of Contents



Part I            FINANCIAL INFORMATION
                                                                          Page
Item 1   Financial Statements

         Balance Sheets as of March 31,1997 (Unaudited)
          and September 30,1996...........................................  3

         Statements of Operations for the three and
          six months ended March 31, 1997 and March 31,1996 (Unaudited)...  4

         Statements of Cash Flows for the three and six months ended March
          31,1997 and March 31,1996 (Unaudited)...........................  5

         Notes to Financial Statements  (Unaudited).......................  6


Item 2   Management's Discussion and Analysis.............................  8


Part II           OTHER INFORMATION

Item 6   Exhibits  and Reports ........................................... 10

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                             GLENGATE APPAREL, INC.
                                 BALANCE SHEETS
                                ================

                                                                      March 31,1997          September 30,
                                                                       (Unaudited)               1996



                                ASSETS ( Note 3 )

Current:
   Cash and cash equivalents                                           $    70,518       $      34,917
   Accounts receivable ( less allowance for doubtful accounts
   of $34,468 and $173,515, respectively)                                2,317,734           1,848,507
   Inventories                                                           1,593,215           1,206,000
   Prepaid expenses and other current assets                               441,770             314,968
                                                                        -----------         ------------

          TOTAL CURRENT ASSETS                                           4,423,237           3,404,392

Property and equipment, ( net of accumulated depreciation
and amortization of $163,002 and $106,000 respectively)                    447,056             257,530

Organizational costs, (net of accumulated amortization of
$6,976 and $5,945, respectively)                                             3,426               4,457

Security deposits and other assets                                           7,710              31,460
                                                                        -----------         ------------
          TOTAL  ASSETS                                               $  4,881,429         $ 3,697,839
                                                                        ............        ............

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
   Note payable-bank (Note 3)                                         $  2,248,083         $ 1,597,918
   Current portion of equipment notes payable (Note 3)                      31,731               5,127
   Accounts payable and accrued expenses                                 1,526,707             490,915
   Subordinated notes payable (Note 4)                                     440,000             190,000
                                                                      -------------        ------------

          TOTAL CURRENT LIABILITIES                                      4,246,521           2,283,960

Commitments and contingencies ( Note 5)

   Equipment notes payable less current portion                            159,095              10,617
                                                                      --------------       ------------

                                                                         4,405,616           2,294,577
STOCKHOLDERS EQUITY (Note 6)
   Common stock at cost $.001 par value - 10,000,000 shares authorized;
  8,113,932   and 8,113,932 issued and outstanding                           8,114               8,114
   Additional paid-in capital                                            4,668,139           4,668,139
   Accumulated deficit                                                  (4,200,440)         (3,272,991)
                                                                      --------------        ------------

          TOTAL STOCKHOLDERS' EQUITY                                       475,813           1,403,262

                                                                      ..............        ............
TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES                         $     4,881,429         $ 3,697,839
                                                                      ..............        ............



           See accompanying notes to financial statements ( Unaudited)

                             GLENGATE APPAREL, INC.
                      STATEMENT OF OPERATIONS ( Unaudited)
                       ===================================

                                                           Three Months Ended                           Six Months Ended
                                                March 31, 1997          March 31, 1996          March 31, 1997        March 31, 1996

Sales                                          $     2,800,522         $     1,957,058         $ 3,986,124           $ 2,664,170
Cost of sales                                        2,043,063               1,190,657           2,843,501             1,642,841
                                                 --------------          --------------        ------------          -------------

        Gross Profit                                   757,459                 766,401           1,142,623             1,021,329
                                                 --------------          --------------        ------------          -------------

Operating Expenses

Warehousing                                            169,523                  92,474             252,550               159,260
Design                                                  69,029                  51,368             120,515                96,277
Selling                                                505,320                 299,507             837,836               557,052
General and administrative                             436,678                 286,929             742,568               556,537
                                                 --------------          --------------        ------------          ------------

TOTAL OPERATING EXPENSES                             1,180,550                 730,278           1,953,469             1,369,126
                                                 --------------          --------------        ------------          ------------

Operating Income ( Loss)                             (423,091)                  36,123            (810,846)             (347,797)

Interest Income
Interest ( Expense)                                   (63,792)                 (44,921)           (116,603)              (71,763)
                                                 --------------          --------------        -------------          ------------

Net  (Loss)                                      $   (486,883)           $      (8,798)        $  (927,449)           $ (419,560)
                                                 ..............          ..............        .............          .............

( Loss per share)                                $      (0.06)           $           -         $     (0.11)           $    (0.07)
                                                 ..............          ..............        .............          .............

Weighted number of common
     shares outstanding                             8,113,932                6,414,325           8,113,932             6,357,469
                                                 ..............          ..............        .............          .............






           See accompanying notes to financial statements ( Unaudited)

                             GLENGATE APPAREL, INC.
                      STATEMENTS OF CASH FLOWS ( Unaudited)
                      =====================================

                                                      Three Months Ended                  Six Months Ended
                                                March 31,1997    March 31,1996      March 31,1997     March 31,1996

Cash flows from operating activities:
  Net loss                                     $ (486,883)        $  (8,798)      $  (927,449)     $       (419,560)

Adjustments to reconcile net loss to net cash used in operating activities:

  Depreciation and amortization                    29,016            18,514            58,031                37,028
  Provision for doubtful accounts                  12,676            (4,505)           18,256                  (845)

Changes in assets and liabilities:

  Inventories                                    (124,100)          (40,350)         (387,215)             (359,190)
  Accounts receivable                          (1,034,994)       (1,026,136)         (487,481)             (842,108)
  Prepaid and other current assets                (79,167)          (85,721)         (126,802)             (134,543)
  Accounts payable and accruals                   708,504           139,854         1,035,792               439,866
                                              --------------     --------------    ------------          --------------

Net cash provided by (used in)
 operating activities                            (974,948)       (1,007,142)         (816,868)           (1,279,352)
                                              --------------     -------------     ------------          --------------

Cash flow from investing activities:

  Purchases of property and equipment            (223,602)          (23,091)         (246,528)              (61,174)
  Security deposits and other assets                                                   23,750
                                              --------------     -------------     ------------          --------------

Net cash provided by (used in) investing
  activities                                     (223,602)          (23,091)         (222,778)              (61,174)
                                              --------------     -------------     ------------          --------------

Cash flows from financing activities:
  Payment of offering and other costs                 -             (18,187)              -                 (18,187)
  Equipment notes                                 176,396            (3,384)          175,082                (6,764)
  Notes payable - bank                            842,372         1,032,221           650,165             1,056,156
  Borrowing from (repayments to) stockholders     250,000            29,583           250,000               309,583
                                              --------------     -------------      ------------          -------------

Net Cash provided by (used in) financing
 activities                                     1,268,768         1,040,233         1,075,247             1,340,788
                                              --------------     -------------      ------------          -------------

Net increase (decrease) in cash and
 cash equivalents                                  70,218            10,000            35,601                   262

Cash and cash equivalents beginning
 of period                                            300               300            34,917                10,038
                                              --------------     -------------      ------------          -------------

Cash and cash equivalents end of period        $   70,518       $    10,300       $    70,518           $    10,300
                                                  =========        =========         =========              =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                  $   58,481       $    44,318       $    106,357          $    60,861
                                                  =========        =========          =========             =========


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

In order for the Company to sustain its current growth patterns, it will require additional funding in 1997, including the replacement of its banking facility to be more consistent with the capital needs during its initial period of growth. Management has initiated discussions for additional growth capital to coincide with its current needs. In the event that additional capital is not acquired, revenues and operating results will be adversely affected.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Inventories

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method. Inventories as of March 31,1997 consisted substantially of finished goods.

Interim Financial statements

The interim financial statements as of and for the three and six months ended March 31,1997 and for the three and six months ended March 31,1996 are unaudited
 . The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the three and six months ended March 31,1997 are not necessarily indicative of the results to be expected for the year ending September 30,1997.

NOTE 3 - NOTES PAYABLE - BANK

In September 1996, the Company entered into a two year revolving loan and security agreement (the "Agreement") with a financial institution. Availability under the Agreement is limited by a collateral formula calculated as the lesser of $3,000,000 or 85% of qualified accounts receivable. The lender also agreed to advance additional funds to the Company between October 1, 1996 and April 30, 1997 based on a collateral formula calculated as the lesser of $750,000 or 50% of eligible Finished Goods Inventory. Interest accrues at a variable rate equal to 11/2% in excess of the bank's prime lending rate ( 81/2% as of March 31, 1997 ). Outstanding borrowings are collateralized by substantially all the assets of the Company. Under the terms of the Agreement, the Company is also required to meet various financial covenants as defined. The lender and the Company have mutually agreed that the Agreement will terminate as of May 30, 1997. The Company is in the process of obtaining replacement financing under similar terms.

Additionally, the Company has outstanding borrowings under several equipment notes payable aggregating $190,826 as of March 31,1997. Annual maturities of the equipment notes are $53,511 per year through September 30,1998 and $54,437 in the fiscal year ending September 30,1999.

NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

The Company has currently outstanding $190,000 in subordinated notes and $11,600 in related accrued interest in favor of an officer and director and a former officer. The funds were advanced at varying times during the developmental stages to satisfy working capital needs. The notes are subordinate to all creditors of the Company. The notes mature with interest at a rate per annum of 11/2% over Prime to be paid April 15, 1997. Principal and interest of $100,000 in subordinated notes was repaid to a former officer in April, 1997.

 In addition, in January, 1997 an officer and director and a director advanced the Company a total of $250,000 to satisfy working capital needs during the Company's continued growth. The notes are subordinate to all creditors of the Company. The notes are payable upon demand and bear interest at a rate of 12%, payable monthly.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Through March 31,1997, the Company had purchase commitments for merchandise of approximately $2,860,000

On February 14, 1997 the Company entered into a Consignment Agreement with Sun Ice Ltd. and Sun Ice USA, Inc. to sell certain apparel inventory of Sun Ice on a consignment basis whereby the Company agreed to sell such inventory and pay Sun Ice for the cost of the goods sold and return, dispose of or purchase any unsold goods upon the termination of the agreement on November 14, 1997. In addition, on February 14, 1997 the Company entered into a Trademark License Agreement with Sun Ice Ltd. and Sun Ice USA under which the Company was granted a license to use the Sun Ice and Aureus trademarks within the United States. The Company has agreed to pay a royalty based on a percentage of licensed net sales with the annual minimum royalty ranging up to approximately $200,000 during the five year term commencing December 1, 1997. The Sun Ice label consists of mens and ladies golf outerwear and the Aureus label consists of mens golf apparel.

NOTE  6 - STOCKHOLDERS' EQUITY

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

As of March 31, 1997, 1,736,000 stock options were outstanding. Of the options outstanding, 1,021,850 are exercisable at $1.00, 218,834 at $1.25, and 154,000 at prices between  $1.125 and $2.50.  In fiscal 1997 and 1998 281,984 and 59,332 options respectively, become exercisable at prices between $1.00 and $2.00. The options expire at various dates through fiscal 2005. All options were granted with exercise prices at quoted market value.

NOTE 7 - SUBSEQUENT EVENT - ISSUANCE OF DEBT

In April 1997 the Company completed a private placement of $750,000 in debt with a lending group which includes a stockholder in the Company. In addition, the lending group made available another $150,000 in connection with a letter of credit. The debt bears interest at 21/2% above the prime rate quoted in the Wall Street Journal (81/2% as of March 31,1997) and is collateralized by a second lien on the Company's inventory, accounts receivable and trademarks. Principal and any outstanding interest is due and payable on December 31, 1997.

As part of the transaction, an officer of the Company sold 135,000 shares of his common stock to the lending group for $.20 per share and the Company agreed to grant to the lending group, upon the occurrence of certain conditions, warrants to acquire up to 270,000 shares of common stock with an exercise price equal to 60% of the common stock market value (as defined) during the thirty day period prior to exercise of the warrants. Such warrants will be exercisable starting on August 8, 1997 for a period of 3 years. In addition, if the debt is not repaid by August 8, 1997, the officer has agreed to grant to the lending group options to acquire an additional 90,000 shares of his common stock exercisable from August 8, 1997 to August 18,1997 at $.20 per share, and the Company has agreed to grant the lending group warrants to acquire an additional 180,000 shares of common stock on the same terms as the warrants described above.

The estimated market value of the shares sold to the lending group by the officer, less the proceeds received, along with the estimated market value of the warrants to acquire 270,000 shares of common stock amounted to approximately $140,000. This amount will be amortized as interest expense over the nine month period ended December 31, 1997. The estimated market value of the 90,000 options and the 180,000 warrants that may be granted on August 8, 1997 amounted to approximately $92,000. This amount will be amortized to interest expense over the period from August 8, 1997 to December 31, 1997 if such options and warrants are granted.

As part of the debt agreement described above, the Company agreed to use its best efforts to convene a special meeting of stockholders to approve an amendment to the Company's Certificate of Incorporation to increase the authorized level of common stock, and to provide for the issuance of Preferred Stock.

ITEM - 2 Management's Discussion and Analysis

Results of Operations

On February 14, 1997 the Company entered into a Consignment Agreement with Sun Ice Ltd. and Sun Ice USA, Inc. to sell certain apparel inventory of Sun Ice on a consignment basis whereby the Company agreed to sell such inventory and pay Sun Ice for the cost of the goods sold and return, dispose of or purchase any unsold goods upon the termination of the agreement on November 14, 1997. In addition, on February 14, 1997 the Company entered into a Trademark License Agreement with Sun Ice Ltd. and Sun Ice USA under which the Company was granted a license to use the Sun Ice and Aureus trademarks within the United States. The Company has agreed to pay a royalty based on a percentage of licensed net sales with the annual minimum royalty ranging up to approximately $200,000 during the five year term commencing December 1, 1997. The Sun Ice label consists of mens and ladies golf outerwear and the Aureus label consists of mens golf apparel.

During the three months ended March 31, 1997, the Company had sales of approximately $2,800,000 to an account base that exceeded 1,700 active accounts. Comparatively, sales for the three months ended March 1996 were approximately $1,957,000 to an account base that exceeded 1,100 active accounts. The resulting increase in sales was 43% to an expanded account base that grew by over 54% . In addition, sales made pursuant to the Sun Ice Consignment Agreement contributed approximately $459,000 to the sales increase.

Sales for the six months ended March 31,1997 were approximately $3,986,000. Sales for the six months ended March 31,1996 were approximately $2,664,000. The resulting increase in sales was 50%.

Cost of goods sold as a percentage of sales for the three and six months ended March 31,1997 were almost 73% and 71% respectively. Cost of goods sold for the three and six months ended March 31,1996 was approximately 61%. The increase primarily reflects the Company's decision to sell certain prior seasons inventories at reduced prices.

Warehousing, design, selling and administrative expenses as a percentage of sales for the three months ended March 31,1997 were approximately 42% and for the six months ended March 31, 1997 were approximately 49%. Comparable costs for the three months ended March 31,1996 were approximately 37% and for the six months ended March 31, 1996 were approximately 51%. Such expenses increased due to continued sales growth and costs related to acquiring rights to the Sun Ice and Aureus trademarks and the infusion of additional funds.

 Interest expenses for the three months and six ended March 31, 1997 were $63,792 and $116,603 respectively compared to $44,921 and $71,763 for the same periods ended March 31, 1996. These increases resulted from higher borrowings required to fund the Company's net losses and to support the increased levels of inventory and accounts receivable resulting from of the Company's growth.

The net loss for the three and six months ended March 31, 1997 were $486,883 and $927,449 respectively compared to net losses of $8,798 and $419,560 for the same periods ended March 31, 1996 as a result of the factors described above. As demonstrated by the growth in sales, the Company is moving towards its plan with a continued focus on improving operating results for fiscal 1997.

Liquidity and Capital Resources

The Company had cash used in operating activities during the quarter ended March 31, 1997 of $974,948. The cash was used to fund the Company's net loss and to support increases in accounts receivable, inventories and prepaid expenses and other current assets resulting from an expanding sales volume and was funded primarily by borrowings under the Company's credit facilities and loans from an officer and a director.

While the Company currently anticipates having net positive cash flow from operations for fiscal 1997, interim working capital requirements are expected to be funded utilizing availability under the credit facility agreement signed in September 1996 and a replacement facility which the Company is currently pursuing, together with additional borrowings made in April 1997, as described below. The Company's current credit facility provides availability limited by a collateral formula calculated as the overall lesser of $3,000,000 or 85% of qualified accounts receivable together with interim temporary financing available between October 1, 1996 and April 30, 1997 of 50% of eligible finished goods inventory to a maximum of $750,000 of availability. Interest accrues at a variable rate equal to 11/2% in excess of the lender's prime lending rate (81/2% as of March 3, 1997). On February 24, 1997, the lender notified the Company that it intended to terminate the credit arrangement effective April 30, 1997. In April 1997, the lender extended the date of termination of the credit arrangement to May 30, 1997. Prior to such notification, the Company had initiated discussions to replace the existing lender. Management continues such discussions as part of its pursuit of additional growth capital to coincide with its current needs. No assurances can be made that the Company will be able to obtain alternate financing or that it will be available on terms acceptable to the Company.

The Company further expects to fund interim working capital requirements utilizing the funds obtained under a financing agreement with a separate lending group signed in April 1997. The financing agreement provided for a loan to the Company of $750,000, secured by a second lien on the Company's inventory, receivables and trademarks. The lending group also made available $150,000 to the Company in the form of a letter of credit. The debt is subordinated to the credit facility lender and any replacement credit facility lender. The notes mature on December 31, 1997 and bear interest at the prime rate plus 21/2% per annum, payable monthly. In conjunction with this financing arrangement, an officer of the Company agreed to sell shares and grant options to members of the lending group and the Company agreed to issue warrants to the members of the lending group upon the occurrence of certain events. Additionally, the Company agreed to use its best efforts to make certain amendments to its Certificate of Incorporation.

In order for the Company to sustain its current growth patterns and meet its working capital requirements, it will require additional funding in 1997, including the replacement of its banking facility to be more consistent with the capital needs during its initial period of growth. Management has initiated discussions for additional growth capital and alternate financing arrangements to coincide with its current needs. In the event that additional capital is not acquired, revenues and operating results will be adversely affected.


In February 1997, the Company acquired the exclusive right to distribute certain golf apparel under the Sun Ice and Aureus trademarks in the United States for a period of five (5) years, renewable at the option of the Company for three (3) successive five (5) year periods. The product under these labels was initially provided to the Company on a consignment basis. Although there can be no assurances, management expects the acquisition of these distribution rights to have a positive impact on the liquidity and operating results of the Company.

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

Important Factors related to forward-Looking Statements

The statements contained in this quarterly report or incorporated by reference herein that are not purely historical are forward-looking statements and are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that the Company would continue to develop and introduce new products on a timely basis, that the competitive conditions within the golf apparel industry would not change materially or adversely, that the demand for the Company's golf apparel would remain strong, that the market would accept the Company's new apparel lines, that inventory risks due to shifts in market demand would be minimized, that the Company's forecasts would accurately anticipate market demand, and that there would be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. Budgeting and other management decisions are subjective in many respects and thus susceptible in interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing or other budgets, which may in turn affect the Company's results of operations. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives planned for the Company will be achieved.

PART II -  OTHER INFORMATION


ITEM 6 - Exhibits and Reports on Form 8 -K

Exhibits

Exhibit No.                      Description of Exhibit
   27                            Financial Data Schedule

Reports on form 8-K

The Company filed a Current report on Form 8-K on March 7, 1997, reporting under
Item 5 thereto that the Company received from its lender a notice of termination of its Security Agreement, effective April 30, 1997. Prior to receipt of such notice, the Company had determined that, in order to maintain its growth patterns, it would require additional funding in 1997 ( including the replacement of its credit facility ) to be more consistent with the capital needs of the Company during its period of intense growth. As a result, the Company had already initiated discussions with other potential lenders regarding additional growth capital and alternate financing arrangements. On April 30, 1997, the lender extended the Security Agreement through May 30, 1997. The Company believes that it will have implemented a replacement facility on or before May 30, 1997.

                                                       SIGNATURE


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GLENGATE APPAREL, INC.

                                                   /s/ George J. Gatesy
                                            BY:_____________________________
Dated:    May 14, 1997                           George J. Gatesy, President
                                                (principal executive officer)

                                                   /s/ Peter Culbertson
                                            BY:_____________________________
Dated:    May 14, 1997                           Peter Culbertson, Chief
                                                 Operating Officer, Chief
                                                 Financial Officer, Secretary
                                                 and Treasurer
                                                (principal financial and
                                                 accounting officer)