Form 10QSB
period 1997-06-30
GLENGATE APPAREL INC
filed 1997-08-11
CIK 916394

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30,1997



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirement for the past 90 days. Yes X No __


As of June 30,1997 there were 8,113,932 shares of Common Stock, par value $.001 per share, outstanding.


Transitional Small Business Disclosure format   Yes __   No  X

                             GlenGate Apparel, Inc.

                         Quarterly Report on Form 10-QSB

                                Table Of Contents


                                                                           Page
Part I            FINANCIAL INFORMATION

Item 1   Financial Statements

         Balance Sheets as of June 30,1997 (Unaudited)
         and September 30,1996 .........................................    3

         Statements of Operations for the three and nine
         months ended June 30,1997 and June 30,1996 (Unaudited).........    4

         Statements  of Cash Flows for the three and nine
         months ended June 30,1997 and June 30,1996 (Unaudited).........    5

         Notes to Financial Statements  (Unaudited).....................    6


Item 2   Management's Discussion and Analysis...........................    8


Part II          OTHER INFORMATION


Item 4   Submission of Matters to a Vote of Security-Holders...........    10

Item 6   Exhibits and Reports on Form 8-K..............................    10

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements

                                                   GLENGATE APPAREL, INC.
                                                       BALANCE SHEETS
                                                      ================

                                                                     June 30,1997           September 30,
                                                                      (Unaudited)               1996

                                                      ASSETS ( Note 3 )
Current:
   Cash and cash equivalents                                         $     314,656           $     34,917
   Accounts receivable ( less allowance for doubtful accounts
   of $36,322 and $173,515, respectively)                                2,079,485              1,848,507
   Inventories
                                                                         1,602,963              1,206,000
   Prepaid expenses and other current assets                               372,737                314,968
                                                                     --------------          -------------

          TOTAL CURRENT ASSETS                                           4,369,841              3,404,392

Property and equipment, ( net of accumulated depreciation
and amortization of $191,502 and $106,000 respectively)                    474,524                257,530

Organizational costs, (net of accumulated amortization of
$7,491 and $5,945, respectively)                                             2,911                  4,457
Deferred financing cost                                                     93,333                    -
Security deposits and other assets                                           7,710                 31,460
                                                                     --------------          -------------
          TOTAL  ASSETS                                              $   4,948,319           $  3,697,839
                                                                     ..............          .............

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
   Note payable-bank (Note 3)                                        $   1,976,149              1,597,918
   Current portion of equipment notes payable (Note 3)                      31,731                  5,127
   Accounts payable and accrued expenses                                   846,457                490,915
   Notes payable to related parties (Note 4)                               350,000                190,000
   Subordinated notes payable (Note 5)                                   1,500,000                      -
                                                                     --------------          -------------

          TOTAL CURRENT LIABILITIES                                      4,704,337              2,283,960

Commitments and contingencies ( Note 6)

   Equipment notes payable less current portion                            169,897                 10,617
                                                                     --------------          -------------


                                                                         4,874,234              2,294,577

STOCKHOLDERS EQUITY (Note 7)
   Common  stock  at cost  $.001  par  value  -
    10,000,000  shares  authorized; 8,113,932 and
      8,113,932 issued and outstanding                                       8,114                  8,114
   Additional paid-in capital ( Note 5 )                                 4,808,139              4,668,139
   Accumulated deficit                                                  (4,742,168)            (3,272,991)
                                                                     --------------          -------------

          TOTAL STOCKHOLDERS' EQUITY                                        74,085              1,403,262
                                                                     ..............          .............
TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES                           $   4,948,319           $  3,697,839
                                                                     ..............          .............



           See accompanying notes to financial statements ( Unaudited)



                                                              GLENGATE APPAREL, INC.
                                                        STATEMENT OF OPERATIONS ( Unaudited)
                                                        ===================================

                                                           Three Months Ended                         Nine Months Ended
                                              June 30, 1997          June 30, 1996           June 30, 1997         June 30, 1996

Sales                                             2,604,887              2,213,544              6,591,011               4,877,713
Cost of sales                                     1,750,288              1,387,975              4,593,789               3,030,816
                                              --------------         --------------          -------------         ---------------

        Gross Profit                                854,599                825,569              1,997,222               1,846,897
                                              --------------         --------------          -------------         ---------------

Operating Expenses

Warehousing                                         123,016                 84,881                375,566                 244,140
Design                                               61,472                 53,230                181,987                 149,507
Selling                                             579,039                378,226              1,416,875                 935,278
General and administrative                          474,406                304,745              1,216,974                 861,384
                                              --------------         --------------          -------------         ---------------

TOTAL OPERATING EXPENSES                          1,237,933                821,082              3,191,402               2,190,309
                                              --------------         --------------          -------------         ---------------

Operating Income ( Loss)                           (383,334)                  4,487            (1,194,180)               (343,412)

Interest Income
Interest ( Expense)                                (158,327)               (53,056)              (274,930)               (124,717)
                                              --------------         --------------          -------------         ---------------

Net  (Loss)                                   $    (541,661)         $     (48,569)          $ (1,469,110)               (468,129)
                                              ..............         ..............          .............         ...............

( Loss per share)                             $       (0.07)                 (0.01)                 (0.18)                  (0.07)
                                              ..............         ..............          .............         ...............

Weighted number of common
     shares outstanding                           8,113,932              6,813,831              8,113,932               6,509,034
                                              ..............         ..............          .............         ...............



           See accompanying notes to financial statements ( Unaudited)



                                                                      GLENGATE APPAREL, INC.
                                                                STATEMENTS OF CASH FLOWS ( Unaudited)
                                                               =====================================

                                                     Three Months Ended                       Nine Months Ended
                                            June 30,1997           June 30, 1996       June 30,1997          June 30,1996
Cash flows from operating activities:
  Net loss                                  (541,727)               (48,569)            (1,469,176)          (468,129)

Adjustments to reconcile net loss to
net cash used in operating activities:

  Depreciation and amortization               75,683                 18,514                133,714               55,542
  Provision for doubtful accounts             13,896                  5,381                 32,152                4,536

Changes in assets and liabilities:

  Inventories                                 (9,748)              (281,975)              (396,963)            (641,165)
  Accounts receivable                        224,351               (439,777)              (263,130)          (1,281,885)
  Prepaid and other current assets            69,033               (12,627)                (57,769)            (147,170)
  Accounts payable and accruals             (680,250)                202,588               355,542              642,454
                                          --------------         --------------        -------------         ------------

Net cash provided by (used in)
operating                                   (848,762)              (556,465)            (1,665,630)          (1,835,817)
                                          --------------         --------------        -------------         ------------

Cash flow from investing activities:

  Purchases of property and equipment        (55,968)               (21,511)              (302,496)             (82,685)
  Security deposits and other assets             -                      -                   23,750                  -
                                          --------------         --------------        -------------         ------------

Net cash provided by (used in) investing
  activities                                 (55,968)               (21,511)              (278,746)             (82,685)
                                          --------------         --------------        -------------         ------------

Cash flows from financing activities:
  Proceeds from options exercised                -                   25,000                    -                 85,000
  Payment of offering and other costs            -                  (52,938)                   -                (71,125)
  Equipment notes                             10,802                 (4,478)               185,884              (11,242)
  Notes payable - bank                      (271,934)               566,800                378,231            1,622,539
  Borrowings from (repayments to)
     stockholders                            (90,000)                90,000                160,000              340,000
  Subordinated notes borrowings
 (repayments)                              1,500,000                     -               1,500,000                  -
                                          --------------         --------------        -------------         ------------

Net Cash provided by (used in) financing
activities                                 1,148,868                624,384              2,224,115            1,965,172
                                          ------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash
equivalents                                  244,138                 46,408                279,739               46,670

Cash and cash equivalents
 beginning of period                          70,518                 10,300                 34,917               10,038
                                          --------------         --------------        -------------         ------------

Cash and cash equivalents
 end of period                            $  314,656             $   56,708             $  314,656           $   56,708
                                            =========              =========              =========            =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                             $  104,053             $   53,056             $  210,410           $  124,717
                                            =========              =========              =========            =========



           See accompanying notes to financial statements ( Unaudited)

                             GLENGATE APPAREL, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1- ORGANIZATION

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

On June 22, 1997 the Company signed an agreement for the issuance of 2,500,000 shares of common stock and certain stock options for $2,500,000 with American Marketing Industries, Inc. American Marketing Industries, Inc. provided the Company with a $600,000 short term bridge loan in June, 1997, which loan was paid on July 11, 1997 at the time of issuance of the common stock and options. In addition, effective July 1, 1997 the Company also agreed to amend its existing revolving loan and security agreement through September, 1998.

NOTE 2 -  SUMMARY OF ACCOUNTING POLICIES

Inventories

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method. Inventories as of June 30,1997 consisted substantially of finished goods.

Interim Financial statements

The interim financial statements as of and for the three and nine months ended June 30,1997 and for the three and nine months ended June 30,1996 are unaudited
 . The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the three and nine months ended June 30,1997 are not necessarily indicative of the results to be expected for the year ending September 30,1997.

NOTE 3 - NOTES PAYABLE - BANK

In September 1996, the Company entered into a two year revolving loan and security agreement (the "Agreement") with a financial institution. Availability under the Agreement was originally limited by a collateral formula calculated as the lesser of $3,000,000 or 85% of qualified accounts receivable. The lender also agreed to advance additional funds to the Company based on a collateral formula calculated as the lesser of $750,000 or 50% of eligible Finished Goods Inventory. Interest accrues at a variable rate equal to 11/2% in excess of the bank's prime lending rate ( 81/2% as of June 30, 1997 ). Outstanding borrowings are collateralized by substantially all the assets of the Company. Under the terms of the Agreement, the Company is also required to meet various financial covenants as defined. The lender and the Company had mutually agreed that the Agreement would terminate as of May 30, 1997. On July 25, 1997 the lender and the Company agreed to amend the Agreement to increase the collateral formula to be calculated as the lesser of $4,000,000 or 85% of qualified accounts receivable and 50% of inventory with a sublimit of $1,200,000, to increase the interest rate to 21/4% in excess of the bank's prime lending rate, and to continue the Agreement until September, 1998.

Additionally, the Company has outstanding borrowings under several equipment notes payable aggregating $201,628 as of June 30,1997. Annual maturities of the equipment notes are $60,705 per year through September 30,1998 and $62,955 in the fiscal year ending September 30,1999.

NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

The Company has currently outstanding $100,000 in a note and $5,800 in related accrued interest in favor of an officer and director. The funds were advanced during the developmental stages to satisfy working capital needs. The note has matured and has been converted to a demand note with interest at a rate per annum of 11/2% over Prime due on January 15, and July 15 until the note is paid. In addition, in January, 1997 an officer and director and a director advanced the Company a total of $250,000 to satisfy working capital needs during the Company's continued growth. The notes are payable upon demand and bear interest at a rate of 12%, payable monthly.

NOTE 5 - SUBORDINATED NOTES PAYABLE

In April 1997 the Company entered into a financing agreement with a lending group which includes The Koffman Group Inc., a stockholder in the Company, Lyonshare Venture Capital and Linden Nelson, whereby the lending group made a loan of $750,000 to the Company. In addition, this lending group made available another $150,000 in connection with a letter of credit. The debt bears interest at 21/2% above the prime rate quoted in the Wall Street Journal (81/2% as of June 30,1997) and is collateralized by a second lien on the Company's inventory, accounts receivable and trademarks. Principal and any outstanding interest is due and payable on December 31, 1997. On July 13, 1997, the Company repaid the $750,000 in debt with interest and deposited $150,000 in substitution of the collateral securing the letter of credit.

As part of the private placement transaction, George Gatesy, President and CEO of the Company was required to sell 135,000 shares of his common stock to the lending group for $.20 per share and the Company agreed to grant to the lending group, upon the occurrence of certain conditions, warrants to acquire up to 270,000 shares of common stock with an exercise price equal to 60% of the common stock market value (as defined) during the thirty day period prior to exercise of the warrants. Such warrants will be exercisable starting on August 8, 1997 for a period of 3 years.

The estimated market value of the shares sold to the lending group by Mr. Gatesy, less the proceeds received, along with the estimated market value of the warrants to acquire 270,000 shares of common stock amounted to approximately $140,000. Approximately $46,667 of this total financing cost was amortized as interest expense in the quarter ended June 30, 1997. The balance will be charged to expense in the fourth quarter ending September 30, 1997 as a result of the repayment of the related debt.

As part of the financing agreement described above, the Company convened a special meeting of stockholders to approve an amendment to the Company's Certificate of Incorporation to increase the authorized level of common stock.

In June 1997, the Company received a $600,000 bridge loan which was repaid in July, 1997 upon completion of the equity infusion (see Note 8).

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Through June 30,1997, the Company had purchase commitments for merchandise of approximately $1,932,000.

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

NOTE  7 - STOCKHOLDERS' EQUITY

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

As of June 30, 1997, 1,586,000 stock options were outstanding. Of the options outstanding, 1,136,000 are exercisable at $1.00, 238,000 at $1.25, and 212,000 at prices between $1.06 and $2.50. In fiscal 1997 and 1998 314,145 and 94,333 options respectively, become exercisable at prices between $1.00 and $2.00. The options expire at various dates through fiscal 2005. All options were granted with exercise prices at quoted market value.

NOTE 8 - SUBSEQUENT EVENTS

INCREASE IN AUTHORIZED SHARES

On July 11, 1997, the holders of common stock of the Company approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock from 10,000,000 to 17,000,000.

EQUITY INFUSION

On July 11, 1997 the Company issued 2,500,000 shares of common stock and certain stock options to American Marketing Industries, Inc. for an aggregate purchase price of $2,500,000. This purchase of stock represents approximately 23% of the now outstanding shares of GlenGate Apparel, Inc. In addition to the capitalization agreement, a separate license agreement has been signed whereby, on April 1, 1998, AMI, through its Swingster division, will become the exclusive domestic marketer of GlenGate product to the corporate catalog marketplace. AMI provided $600,000 in June, 1997 in the form of a short term bridge loan which loan was repaid on July 11, 1997.

REPAYMENT OF DEBT

 On July 13, 1997, the Company repaid a lending group which includes The Koffman Group, Inc., a stockholder in the Company, Lyonshare Venture Capital and Linden Nelson the $750,000 in debt with interest and made a $150,000 payment in substitution of the collateral securing the letter of credit made available by the lending group. Proceeds for the repayment of debt were available from the equity infusion.

ITEM - 2 Management's Discussion and Analysis

Results of Operations

During the three months ended June 30, 1997, the Company had sales of approximately $2,605,000 to an account base that exceeded 2,000 active accounts. Comparatively, sales for the three months ended June 1996 were approximately $2,213,500 to an account base that exceeded 1,200 active accounts. The increase in sales of 18% resulted from the expanded account base, and sales made pursuant to the Sun Ice Consignment Agreement.

Sales for the nine months ended June 30,1997 were approximately $6,591,000. Sales for the nine months ended June 30,1996 were approximately $4,878,000. The increase in sales of 35% resulted from the continually expanding customer base and sales made pursuant to the Sun Ice Consignment Agreement.

Cost of goods sold as a percentage of sales for the three and nine months ended June 30,1997 were 67% and almost 70% respectively. Cost of goods sold for the three and nine months ended June 30,1996 were almost 63% and 62% respectively. For the quarter ended June 30, 1997 the mix of the sales yielded an overall higher cost compared to the same quarter ended June 30, 1996. Year-to-date the increase primarily reflects start-up costs associated with the addition of the Sun Ice and Aureus labels and the Company's decision to sell certain prior seasons' inventories at reduced prices.

Warehousing, design, selling and administrative expenses as a percentage of sales for the three months and nine months ended June 30, 1997 was approximately 48% and for the three months and nine months ended June 30, 1996 were 37% and 45% respectively. Such expenses increased due to continued sales growth and costs related to the acquisition of rights to the Sun Ice and Aureus trademarks and transaction costs associated with the infusion of additional funds.

 Interest expenses for the three and nine months ended June 30, 1997 were $158,327 and $274,930 respectively compared to $53,056 and $124,717 for the same periods ended June 30, 1996. These increases resulted from higher borrowings required to fund the Company's net losses and to support the increased levels of inventory and accounts receivable resulting from of the Company's growth. In addition, interest expense for the three and nine months ended June 30, 1997 reflect $46,667 of amortized financing cost from the estimated market value of the warrants to be exercised by a lending group, which includes the Koffman Group, Inc., a stockholder in the Company, Lyonshare Venture Capital and Linden Nelson and the estimated market value of the shares sold to the lending group by an officer, less proceeds received.

The net loss for the three and nine months ended June 30, 1997 were $541,661 and $1,469,110 respectively compared to net losses of $48,569 and $468,129 for the same periods ended June 30, 1996 as a result of the factors described above. As demonstrated by the growth in sales, the Company is moving towards its plan with a continued focus on improving operating results for fiscal 1997.

Liquidity and Capital Resources

The Company had cash used in operating activities during the quarter ended June 30, 1997 of $895,429. The cash was used to fund the Company's net loss and to payoff outstanding accounts payable and was funded primarily by borrowings from a lending group which includes The Koffman Group, Inc., a stockholder in the Company, Lyonshare Venture Capital and Linden Nelson and a short-term bridge loan from American Marketing Industries, Inc.

In July 1997, the holders of the Company's common stock approved an increase in the number of authorized shares of common stock to 17,000,000 shares, and American Marketing Industries, Inc. purchased 2,500,000 shares and was granted certain stock options for an aggregate purchase price of $2,500,000. In addition, effective July 1, 1997 the Company also agreed to amend its revolving loan and security agreement and continue with the same lender until September, 1998. These events place GlenGate Apparel, Inc. in the correct position to fund its current growth.

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

PART II -  OTHER INFORMATION


ITEM 4 - Submission of Matters to a Vote of Security-Holders

The Company held a Special Meeting of Shareholders on July 11, 1997. At the Special Meeting, the shareholders voted on a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 17,000,000, which proposal was approved by a vote of 6,485,558 shares of Common Stock for and 45,195 shares against.

ITEM 6 - Exhibits and Reports on Form 8-K

Exhibits

Exhibit No.                         Description of Exhibit
   27                              Financial Data Schedule

Reports on Form 8-K

The Company filed a current report on form 8-K on July 11, 1997, reporting under
Item 5 thereto that the stockholders of the Company at a special meeting of the stockholders approved and adopted an amendment to the Company's Certificate of Incorporation to increase the number of shares of common stock authorized for issuance thereunder from 10,000,000 to 17,000,000.



                                                       SIGNATURE


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GLENGATE APPAREL, INC.

                                                  /s/ George J. Gatesy
                                             BY:_____________________________
Dated:   August 8, 1997                          George J. Gatesy, President
                                                (principal executive officer)


                                                  /s/ Peter Culbertson
                                             BY:_____________________________
Dated:    August 8, 1997                         Peter Culbertson, Chief
                                                 Operating Officer, Chief
                                                 Financial Officer, Secretary
                                                 and Treasurer
                                                 (principal financial and
                                                  accounting officer)