Form 10KSB
period 1997-09-30
GLENGATE APPAREL INC
filed 1997-12-29
CIK 916394

FORM 10-KSB
                  SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

             [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1997

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to
                               ----   --------------
Commission file #33-72880

                        GLENGATE APPAREL, INC.
        (Exact Name of Registrant as Specified in its Charter)

               New Jersey                       22-3266971
      (State or Other Jurisdiction of         (IRS Employer
      Incorporation or Organization         Identification No.)

            75 Rod Smith Place, Cranford, New Jersey 07016

      (Address of principal executive offices)   (Zip Code)

Registrant's telephone No. including area code:  (908) 653-9100

Securities registered pursuant to Section 12(b) of the Exchange
Act:

                             None
                        (Title of class)
Securities registered pursuant to Section 12(g) of the Exchange
Act:
                             None
                        (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing
requirement for the past 90 days.  Yes X     No
                                       ----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X] NONE

Issuer's Revenue for the fiscal year ended September 30, 1997:
$9.3 million

The aggregate market value of the 4,858,032 shares of common stock held by non affiliates of the Registrant as of December 19, 1997, was $3,036,270 based upon the closing bid price of such shares as listed in the over the counter market.

Indicate the number of shares outstanding of each of the
Registrant's classes of common stock, $.001 par value,as of December 19, 1997:
10,613,932

Documents incorporated by reference
Incorporated in Part III of this Form 10-KSB: Proxy Statement to be furnished to security holders for the fiscal year ended
September 30, 1997

Transitional Small Business Disclosure format   Yes        No   X
                                                    -----     -----

                          GLENGATE APPAREL, INC.
                      Annual Report on Form 10-KSB
                           Table of Contents

Item                                                          Page
----                                                          -----

Part I

 1        Description of Business . . . . . . . . . . . . . . . 3

 2        Description of Property . . . . . . . . . . . . . . . 5

 3        Legal Proceedings . . . . . . . . . . . . . . . . . . 5

 4        Submission of Matters to a Vote of Security Holders . 5

Part II

 5        Market for Common Stock, Equity and Related
          Stockholder Matters . . . . . . . . . . . . . . . . . 6

 6        Management's Discussion and Analysis of Financial
          Condition and Plan of Operation . . . . . . . . . . . 7

 7        Financial Statements and Supplementary Data . . . . . 8

 8        Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure . . . . . . . . . 8

Part III

 9        Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a)
          of the Exchange Act  . . . . . . . . . . . . . . . .  8

 10       Executive Compensation . . . . . . . . . . . . . . .  9

 11       Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . . .  9

 12       Certain Relationships and Related Transactions . . .  9

 13       Exhibits and Reports on Form 8-K . . . . . . . . . .  9

                               PART I

ITEM 1 - Description of Business
--------------------------------

General
-------

GlenGate Apparel, Inc., (the "Company") a New Jersey corporation, was formed on November 8, 1993. The Company is engaged in the design and production of a line of golf apparel marketed under the GlenGate, Sun Ice, Aureus and Fairway to Heaven labels and sold primarily to public and private golf course pro shops and resorts domestically through regional sales vice presidents and independent sale representatives and internationally through licensed distributors.

Design and Manufacturing

The Company designs and contracts for the design of classic golf-style garments with contemporary influences with a view toward developing and maintaining consumer recognition and loyalty across product lines from season to season. The Company contracts with third parties to manufacture its lines of apparel. The Company exhibits at international industry shows and presents two seasonal lines of clothing which include men's knit cotton shirts, sweaters, slacks, shorts, jackets and headwear and men's and ladies' golf outerwear. All items in each line are sold separately.

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

The Company's design and production team consists of six employees with extensive experience in the apparel industry. The activities of these six employees include management of the design and production process, sourcing, merchandising and quality control. The merchandise manager is a graduate of the Parson's School of Design in New York City with over eight years international experience with men's clothing retailers and manufacturers. The production assistants have been extensively involved with the athletic apparel field for many years with emphasis on quality and production control.

The Company additionally utilizes the services of an independent design studio located in New York City specializing in men's sportswear. The studio has expertise in design, trends, color and patterns, style and product engineering and packaging.

The Company has entered into purchase agreements with third party domestic and international manufacturers to cut and sew the Company's products according to the Company's specifications. The Company has no plans to own any manufacturing facilities. The Company currently uses ten or more independent facilities to manufacture its products. One such facility currently accounts for approximately 30% of such manufacturing on an annual basis and two other facilities each account for approximately 20%. No other facility accounts for more than 8% annually. The Company has generally followed a policy of diversifying production among such manufacturers while maintaining sufficient production at each to remain a significant purchaser from each manufacturer. The Company believes that, while the loss of any one manufacturer would prove detrimental, given the availability of alternative sources of supply, such a loss and its impact on the Company's business would likely be limited in scope and duration.

The Company has chosen to produce its primary product lines within the United States but has begun the process of off-shore production to improve margins and attain certain product not attainable domestically.

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

The Company had implemented its original plan to custom embroider logos of country clubs and resorts utilizing the services of independent embroidery contractors. The Company has also implemented an in-house embroidery operation which has been running approximately one year. The Company has recently acquired additional embroidery equipment to further expand its in-house embroidery operation at the warehouse and distribution center. Final inspection, packing and shipping of the Company's products is performed by the Company's employees at its warehouse and distribution center. The Company has implemented a computerized software system to monitor inventory levels of finished goods.

Sales and Marketing

Management believes that the Company's ability to attain and maintain brand name recognition of the GlenGate label will be a critical element in enabling the Company to successfully continue to participate in the growing golf industry.

The Company estimates that there are approximately 14,000 public and private golf clubs and resorts with golf courses in the United States. The Company has currently targeted approximately 3,500 of these clubs and resorts as customers. The Company has either made sales to or received purchase orders from approximately 2,000 clubs and resorts in the targeted group. No single customer accounted for more than 3% of the Company's net sales.

The Company enlists the services of 23 independent sales representatives who sell on a commission basis. These independent representatives are responsible for certain targeted accounts in a given territory. Sales management, consisting of three regional sales vice-presidents and a customer service network of five others directs and implements the sale and marketing plans and programs adopted by the Company.

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

The Company has enlisted six touring golf professionals (Mike Hulbert, Jerry McGee, Jerry Kelly, Mike Small, Phil Blackmar, and Jeff Gallagher) and other persons both inside and outside of the golf industry (including Peter Kostis, a director of the Company), to endorse and wear GlenGate apparel. In addition, the Company has enlisted approximately 24 home club golf professionals to help promote the Company's products. The Company has oral arrangements with such golf professionals and other persons under which they have been compensated solely by the granting of stock options. The Company may attempt to obtain additional endorsement arrangements in the future with other touring golf professionals, home club professionals and other notables.

The Company assists its pro shop customers with sales incentives and merchandise assistance programs.

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

Trademarks

The Company sells and markets its products under the GlenGate, Sun Ice, Aureus and Fairway to Heaven trademarks. The Company obtained registration of the GlenGate name with the United States Patent and Trademark Office in 1994. Registration on the Principal Register constitutes constructive nationwide notice of the registrants' claim of ownership of the trademark and creates a refutable presumption of the registrant's exclusive right to the trademark. Although the Company believes that it will have the exclusive right to use the trademark for the United States and overseas markets in which it is granted registration, there can be no assurance that the Company will be able successfully to protect the trademark from conflicting uses or claims of ownership. The Sun Ice, Aureus and Fairway to Heaven labels are used under exclusive distribution agreements.

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

Employees

As of December 1, 1997, the Company had 41 full-time employees.

ITEM 2 - Description of Property
--------------------------------

Property

Effective October 1997 the company moved from its 14,000 square foot of space in Mountainside, New Jersey to a new facility in Cranford, New Jersey. The new facility has approximately 36,000 square feet of space for use as its principal office, production, warehouse and distribution facility. The lease provides for an annual base rental of $209,875 during the term of the lease. The lease expires October 31, 2002. The Company is also obligated to pay taxes, insurance and maintenance expenses. Management believes that the new facilities will be adequate for its future needs.

ITEM 3 - Legal Proceedings
--------------------------

In January 1997, as a result of performance issues, the Company dismissed Norman Britman, then the Company's Treasurer and Chief Financial Officer. On April 11, 1997, Mr. Britman filed an action in the Superior Court of New Jersey, Law Division, Union County against the Company and its President. The plaintiff claims that it was represented to him upon becoming employed that he would remain employed by the Company until his retirement at age 65. Plaintiff alleges that his termination from employment on or about January 3, 1997, was discriminatory based upon his age, was in violation of state anti-discrimination laws, was wrongful and without cause and that the Company breached its contract as to allegedly promised stock options. The Company has filed an Answer to the Complaint and pre-trail discovery has commenced. The Company believes that the plaintiff's claims are without merit and it is the Company's intention to defend the action vigorously to the fullest extent.

ITEM 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Company held a Special Meeting of Shareholders on July 11, 1997. At the Special Meeting, the shareholders voted on a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 17,000,000, which proposal was approved by a vote of 6,485,558 shares of Common Stock for and 45,195 against.

                            PART II

ITEM 5 - Market for Common Stock, Equity and Related Stockholder
Matters
------------------------------------------------------------------

The Company's common stock is quoted on the over-the-counter market under the symbol "GLNN." On August 19, 1994 the Company completed its initial public offering of 493,740 Units, each consisting of five shares of common stock and one Warrant entitling the holder thereof to purchase one share of common stock. in July 1995, the Company called for the redemption of all warrants outstanding as of August 28, 1995 at $.05 each. Through August 28, 1995, 473,200 warrants were exercised and 4,700 warrants were redeemed. The remaining 15,840 warrants not redeemed were canceled on August 17, 1996.

In June 1995, the Company commenced proceedings for the private placement of up to 750,000 shares of common stock at $2.00 per share through August 10, 1995. In July 1995, the Company received $288,400 for 144,200 shares pursuant to that private placement.

In May 1996, the Company commenced proceedings for the private placement of up to 1,500,000 shares of common stock at $1.00 per share. In September 1996, the Company received $1,250,000 for 1,250,000 shares and a warrant to purchase an additional 85,000 shares at $1.00 through September 30, 1997.

In July 1997, the holders of the Company's common stock approved an increase in the number of authorized shares of common stock to 17,000,000 shares, and the Company consummated a private placement in which the Company received $2,500,000 for 2,500,000 shares and the grant of certain stock options.

The following table sets forth the high and low bid quotations for the common stock for the periods indicated. The quotations in the over-the-counter market reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                   Period                      High        Low
                   ------                      ----        ----

                 Fiscal Year 1995
                 ----------------

        October 1, 1994 - December 31, 1994    $1.75      $1.25
        January 1, 1995 - March 31, 1995       $3.00      $1.25
        April 1, 1995 - June 30, 1995          $4.25      $2.25
        July 1, 1995 - September 30, 1995      $3.87      $1.43


            Fiscal Year 1996

            -----------------

        October 1, 1995 - December 31, 1995    $2.625     $1.625
        January 1, 1996 - March 31, 1996       $2.125     $1.375
        April 1, 1996 - June 30, 1996          $2.625     $1.25
        July 1, 1996 - September 30, 1996      $2.125     $1.25

            Fiscal Year 1997
            ----------------

        October 1, 1996 - December 31, 1996    $1.750     $0.625
        January 1, 1997 - March 31, 1997       $1.125     $0.688
        April 1, 1997 - June 30, 1997          $1.312     $0.875
        July 1, 1997 - September 30, 1997      $1.281     $0.812

As of December 19, 1997, there were approximately 200 holders of record of the common stock and the closing bid price for the common stock was $0.625. The Company believes that there are approximately 2,000 beneficial owners of common stock.

The Company has never paid any cash dividends on its common stock. The Company anticipates that for the foreseeable future any earnings will be retained for use in the Company's business and no cash dividends will be paid to stockholders.


ITEM 6 - Management's Discussion and Analysis of Financial Condition and Plan of Operation
------------------------------------------------------------------

Results of Operations

Comparison of Fiscal Years Ended September 30, 1997 and 1996.

In February 1997 the Company entered into a Consignment Agreement with Sun Ice Ltd. and Sun Ice USA, Inc. to sell certain apparel inventory of Sun Ice on a consignment basis, whereby the Company agreed to sell such inventory and pay Sun Ice for the costs of the goods sold and to return, dispose of or purchase any unsold goods upon the termination of the agreement. In addition, in February 1997 the Company entered into a Trademark License Agreement with Sun Ice Ltd. and Sun Ice USA under which the Company was granted a license to use the Sun Ice and Aureus trademarks within the United States. The Company has agreed to pay a royalty during the exclusive long-term agreement. The Sun Ice label consists of men's and ladies' golf outerwear and the Aureus label consists of men's golf apparel.

During fiscal 1997 the Company had sales of approximately $9,347,000 an increase of 50% compared to the fiscal 1996 sales of $6,230,000. The increase in sales resulted from the continually expanding customer base and sales made pursuant to the Sun Ice Consignment Agreement and the Sun Ice Trademark License Agreement.

Cost of goods sold as a percentage of sales, was approximately 71% for fiscal 1997 compared to 70% for fiscal 1996. Costs continued to run higher than expected in fiscal 1997 primarily due to start-up costs associated with the addition of the Sun Ice and Aureus labels and the Company's decision to sell certain prior season's inventories at reduced prices.

Warehousing, design, selling and administrative expenses as a percentage of sales was approximately 50% for both fiscal 1997 and for fiscal 1996. Such expenses remain high due to continued sales growth and costs related to the acquisition of rights to the Sun Ice and Aureus trademarks and transaction costs associated with the infusion of additional funds.

Interest expense was $478,185 for fiscal 1997 compared to $202,821 for fiscal 1996. The increase resulted from higher borrowings required to fund the Company's net losses and to support the increased levels of inventory and accounts receivable resulting from the Company's growth. In addition, interest expenses include $140,000 of costs related to the value of warrants and shares granted by an officer, George Gatesy, to a lending group in connection with interim financing requirements. This lending group includes the Koffman Group, Inc., a stockholder in the company, Lyonshare Venture Capital and Linden Nelson. The fiscal 1997 net loss was $2,465,222 compared to $1,449,291 for fiscal 1996 as a result of the factors described above. As demonstrated by the growth in sales, the Company is moving towards its plan with a continued focus on improving operating results in fiscal 1998.

Liquidity and Capital Resources

In fiscal 1997 working capital requirements increased due to the continued sales growth and the need to fund continuing losses. The Company had cash used in operating activities during the fiscal year of $3,268,489 resulting primarily from a net loss of $2,465,222 and increases in inventory and accounts receivable of $1,264,332. In addition, cash of $219,579 was used in investing activities in fiscal 1997 to purchase equipment and fund security deposits in connection with the move to expanded facilities which was necessitated by the continued growth of inventory and sales.

During fiscal 1997 cash requirements for both the operating and investing activities were funded primarily by financing activities that provided additional net cash of $3,634,064 resulting from $2,425,000 in net proceeds from the sale of common stock and $1,089,648 from borrowings under the Company's credit facilities and $547,905 from borrowings on equipment notes payable.

In July 1997, the holders of the Company's common stock approved an increase in the number of authorized shares of common stock to 17,000,000 shares, enabling American Marketing Industries, Inc. to purchase 2,500,000 shares and to receive certain stock options for an aggregate purchase price of $2,500,000. In addition, effective July 1, 1997 the Company also agreed to amend its revolving loan and security agreement and continue with the same lender until September 1998. Management believes these events place GlenGate Apparel, Inc. in a more stable position to fund its current growth.

Prior to the receipt of the investment from AMI, the Company received bridge financing from several sources as follows.

In January 1997, George Gatesy, President and CEO of the Company, and Peter Kostis, a Director of the Company, advanced the Company a total of $250,000 to satisfy working capital needs. The notes remain outstanding at September 30, 1997, are payable on demand and bear interest at a rate of 12% payable monthly.

In April 1997, the Company obtained a financing arrangement of $750,000 with a lending group (the "lending group") which included the Koffman Group, Inc., a stockholder of the Company, Lyonshare Venture Capital and Linden
Nelson. Jeffrey Koffman and Martin Koffman, directors of the Company, are principals of The Koffman Group, Inc. In addition, the lending group made available another $150,000 in connection with a letter of credit. In connection with this financing an officer of the Company sold 135,000 shares of his common stock to the lending group for $.20 per share and the Company agreed to grant the lending group warrants to acquire up to 270,000 shares of common stock with an exercise price equal to sixty percent of the common stock market value during the thirty day period prior to exercise of the warrants. The estimated market value of the shares sold to the lending group by the officer, less the proceeds received, along with the estimated market value of the warrants amounted to $140,000 and was charged to interest expense. The financing provided by the lending group also bore interest at a face rate of prime plus 2-1/2% and was repaid out of proceeds from the AMI investment.

In June 1997, AMI advanced the Company a bridge loan in the amount of $600,000 pursuant to a term note which bore interest at a rate of 9% per annum, payable quarterly. The note was to mature on the earlier of June 23, 1998 or at AMI's option in the event the Company defaulted on the note. The AMI note was repaid in connection with the AMI investment.

In February 1997, the Company acquired the exclusive right to distribute certain golf apparel under the Sun Ice and Aureus trademarks in the United States for the period of five (5) years renewable at the option of the Company for three (3) successive five (5) year periods. The product under these labels was initially provided to the Company on a consignment basis. Although there can be no assurances, management expects the acquisition of these distribution rights to have a positive impact on the liquidity and operating results of the Company.

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

Important Factors Related to Forward-Looking Statements

The statements contained in this annual report or incorporated by reference herein that are not purely historical are forward-looking statements and are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that the Company would continue to develop and introduce new products on a timely basis, that the competitive conditions within the golf apparel industry would not change materially or adversely, that the demand for the company's golf apparel would remain strong, that the market would accept the Company's new apparel lines, that inventory risks due to shifts in market demand would be minimized, that the Company's forecasts would accurately anticipate market demand, and that there would be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing or other budgets, which may in turn affect the Company's results of operations. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives planned for the Company will be achieved.

ITEM 7 - Financial Statements
-----------------------------

The financial information required by this Item is submitted beginning on Page F-1

ITEM 8 - Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure
------------------------------------------------------------------

None

                             PART III
                             --------

ITEM 9 - Directors, Executive Officers, Promoters and Control
-------------------------------------------------------------
persons; Compliance with Section 16(a) of the Exchange Act
----------------------------------------------------------

For information with respect to the Company's directors, see the section entitled "Election of Directors" in the Company's Proxy Statement to be filed in connection with the Annual Meeting of Stockholders of the Company to be held on February 16, 1998 which section is incorporated herein by reference.

ITEM 10 - Executive Compensation
--------------------------------

For information with respect to the Company's executive compensation, see the section entitled "Executive Compensation" in the Company's Proxy Statement to be filed in connection with the Annual Meeting of Stockholders of the Company to be held on February 16, 1998 which section is incorporated herein by reference.

ITEM 11 - Security Ownership of Certain Beneficial Owners and
-------------------------------------------------------------
Management
----------
For information with respect to the Company's security ownership of certain beneficial owners and management, see the section entitled "Security Ownership of Directors and Officers" and "Principal Stockholders" in the Company's Proxy Statement to be filed in connection with the Annual Meeting of Stockholders of the Company to be held on February 16, 1998 which section is incorporated herein by reference.

ITEM 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

For information with respect to the Company's relationships and related transactions with certain directors, see the section entitled "Election of Directors" in the Company's Proxy Statement to be filed in connection with the Annual Meeting of Stockholders of the Company to be held on February 16, 1998 which section is incorporated herein by reference.

ITEM 13 - Exhibits and Reports on Form 8-K
------------------------------------------

Reports on Form 8-K
-------------------

On July 11, 1997, the Company filed a report on Form 8-K relating to the amendment to the Company's certificate of incorporation to increase the number of shares of the Company's common stock authorized for issuance thereunder from 10,000,000 to 17,000,000.

Exhibits
--------

3.1  (1)  Certificate of Incorporation of the Company
3.2 (1) Certificate of Amendment to the Certificate of Incorporation dated December 1, 1993
3.3 (4) Certificate of Amendment to the Certificate of Incorporation dated July 11, 1997
3.4  (2)  Amended By-laws of the Company
4.1  (1)  Specimen certificate for common stock, $.001 par value
4.2 (2) Form of warrant to purchase common stock issuable to The Koffman Group, Inc.
4.3  (1)  Form of Subordinated Note in favor of George Gatesy
4.4  (1)  Form of Subordinated Note in favor of Richard Martinelli
10.1 (2)  Restricted stockholders agreement
10.2 (2)  Financing and Security Agreement
10.3 (2)  Lease dated October 4, 1996
10.4 (3)  Trademark License Agreement dated February 14, 1997
10.5 Merchandise License Agreement dated as of June 20, 1997 10.11(1) GlenGate Apparel, Inc. 1994 Stock Option Plan

------------------------------------------------------------------
(1) Incorporated herein by reference to the identically numbered Exhibit in the Company's Registration Statement on Form SB-2, Registration No. 33-7280-NY

(2) Incorporated herein by reference to the identically numbered Exhibit in the Company's Annual Report for the fiscal year ended September 30, 1996 on Form 10-KSB

(3) Incorporated herein by reference to the identically numbered Exhibit in the Company's Registration Statement on Form SB-2, Regristration No. 333-23417


(4) Incorporated herein by reference to Exhibit 3.1 to the Company's current report on Form 8-K dated July 11, 1997

                             SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GLENGATE APPAREL, INC.



                                   BY:  /s/ George J. Gatesy
                                      -----------------------------
                                        George J. Gatesy, President

Dated:    December 29, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                 Date

/s/ George J. Gatesy         President, Director      December 29, 1997
---------------------        (principal executive
George J. Gatesy             officer)


/s/ Peter Culbertson          Treasurer and           December 29, 1997
---------------------         Secretary (principal
Peter Culbertson              financial and
                              accounting officer)



/s/ Peter J. Kostis           Director                December 29, 1997
---------------------
Peter J. Kostis


/s/ Robert J. Munch           Director                December 29, 1997
---------------------
Robert J. Munch

/s/ Jeffery Koffman           Director                December 29, 1997
---------------------
Jeffery Koffman

Martin Koffman                Director                December 29, 1997
---------------------
Martin Koffman


/s/ James C. Willcox          Director                December 29, 1997
---------------------
James C. Willcox


/s/ Travis Metz               Director                December 29, 1997
---------------------
Travis Metz

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------



                                                                            Page

Report of Independent Certified Public Accountants                           F-1

Balance Sheets as of September 30, 1997 and 1996                             F-2

Statements of Operations for the years ended
  September 30, 1997 and 1996                                                F-3

Statements of Stockholders' Equity for the years ended
  September 30, 1997 and 1996                                                F-4

Statements of Cash Flows for the years ended September 30,
  1997 and 1996                                                              F-5

Notes to Financial Statements                                         F-6 - F-11

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                --------------------------------------------------




Board of Directors and Stockholders
GlenGate Apparel Inc.
Mountainside,  New Jersey

We have audited the accompanying balance sheets of GlenGate Apparel Inc. as of September 30, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our respons-ibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stand-ards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GlenGate Apparel Inc. as of September 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



BDO Seidman, LLP

Woodbridge, New Jersey
November 12, 1997

                            GLENGATE APPAREL, INC.
                                BALANCE SHEETS
                          ===========================

                                                    September 30,   September 30,
                                                         1997           1996
                                                    --------------  -------------
             ASSETS (Note 4)
             ---------------
Current:
  Cash                                              $    180,913      $    34,917
  Accounts receivable, net of allowance for
  doubtful accounts of $112,226 and $173,515           2,471,837        1,848,507
  Inventories                                          1,732,419        1,139,655
  Prepaid and other current assets                       623,362          381,313
                                                      ----------        ---------

      TOTAL CURRENT ASSETS                             5,008,531        3,404,392

  Property and equipment, net of accumulated
   depreciation and amortization (Note 3)                864,283          257,530
  Security deposits and other assets                      59,740           35,917
                                                      ----------       ----------
      TOTAL ASSETS                                    $5,932,554       $3,697,839
                                                      ==========      ===========


      LIABILITIES AND STOCKHOLDERS' EQUITY
      -------------------------------------
Current:
Notes payable - bank (Note 4)                         $2,687,566      $1,597,918
  Current portion of long-term debt (Note 4)             136,000           5,127
  Subordinated notes payable to stockholders (Note 5)    350,000         190,000
  Accouts payable and accrued expenses                   872,883         490,915
                                                      ----------      ----------
      TOTAL CURRENT LIABILITIES                        4,046,449       2,283,960

  Long-term debt (Note 4)                                383,065          10,617
                                                      ----------      ----------
                                                       4,429,514       2,294,577
Commitments and contingencies (Notes 7 and 9)

STOCKHOLDERS' EQUITY (Note 9):

  Common stock at cost $.001 par value - 17,000,000
   and 10,000,000 shares authorized; 10,613,932 and
   8,113,932 issued and outstanding                       10,614           8,114
  Additional paid-in capital                           7,230,639       4,668,139
  Accumulated deficit                                 (5,738,213)     (3,272,991)
                                                      ------------    ----------

      TOTAL STOCKHOLDERS' EQUITY                        1,503,040      1,403,262
                                                      ------------    ----------
      TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES      $ 5,932,554     $3,697,839
                                                      ============    ==========

                      See accompanying notes to financial statements         F-2

                             GLENGATE APPAREL INC.
                          STATEMENTS OF OPERATIONS
                       ==============================

                                                             Year Ended
                                                 -------------------------------
                                                 September 30,    September 30,
                                                    1997              1996
                                                 -------------    -------------
Sales                                             $ 9,347,233      $ 6,229,728
Cost of sales                                       6,677,713        4,378,949
                                                 -------------     ------------
        GROSS PROFIT                                2,669,520        1,850,779
                                                 -------------     ------------

Operating expenses:
   Warehousing                                        507,170          318,516
   Design                                             258,791          202,779
   Selling                                          2,171,470        1,378,456
   General and administrative                       1,719,126        1,197,498
                                                 -------------     ------------
        TOTAL OPERATING EXPENSES                    4,656,557        3,097,249
                                                 -------------     ------------
Operating loss                                     (1,987,037)      (1,246,470)
Interest expense (Note 5)                            (478,185)        (202,821)
                                                 --------------    ------------

Net loss                                         $ (2,465,222)     $(1,449,291)
                                                 ==============    ============

Loss per share                                   $       (.29)     $      (.22)
                                                 ==============    ============

Weighted average number of common shares
   outstanding                                       8,648,179       6,605,941
                                                 ==============    ============

                      See accompanying notes to financial statements         F-3

                                   GLENGATE APPAREL INC.
                              STATEMENTS OF STOCKHOLDERS' EQUITY
                        ============================================

                                  Common Stock
                              -------------------   Additional                   Total
                                                     Paid-In    Accumulated   Stockholders'
                                Shares     Amount    Capital      Deficit        Equity
                               ---------  --------  ----------  ------------  -------------
Balance, September 30, 1995    6,284,600  $ 6,285   $3,012,448  $(1,823,700)   $1,195,033

Options exercised                554,332      554      557,361       -            557,915

Private placements of common
stock                          1,275,000    1,275    1,248,725       -          1,250,000

Offering costs, net                -          -       (150,395)      -           (150,395)

Net loss                           -          -          -       (1,449,291)   (1,449,291)
                               ---------   -------   ----------  -----------  -----------

Balance, September 30, 1996    8,113,932    8,114    4,668,139   (3,272,991)    1,403,262

Private placements of common
 stock                         2,500,000    2,500    2,497,500        -         2,500,000

Offering costs                     -          -        (75,000)       -           (75,000)

Funding of expenses by
 stockholder (Note 6)              -          -        140,000        -           140,000

Net loss                           -          -          -       (2,465,222)    (2,465,222)
                              ----------  --------  ----------- ------------    ----------
Balance, September 30, 1997   10,613,932  $10,614   $7,230,639  $(5,738,213)    $1,503,040
                            ========== ======== ========= ============ ==========

                      See accompanying notes to financial statements          F-4


                                   GLENGATE APPAREL INC.
                                 STATEMENTS OF CASH FLOWS
                          =====================================

                                                             Year Ended
                                                    -----------------------------
                                                    September 30,   September 30,
                                                        1997            1996


                                                    --------------  ------------
 Cash flows from operating activities:
  Net loss                                          $ (2,465,222)   $(1,449,291)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                       132,908         77,578
     Provision for doubtful accounts                      48,238         13,051
     Non-cash interest expense                           140,000              -
   Changes in assets and liabilities:
       Inventories                                      (592,764)      (245,620)
       Accounts receivable                              (671,568)    (1,056,221)
       Prepaid and other current assets                 (242,049)      (190,033)
       Accounts payable and accrued expenses             381,968        222,450
                                                     ------------   -------------
           Net cash used in operating activities      (3,268,489)    (2,628,086)
                                                     ------------   -------------
Cash flows from investing activities:
  Purchases of property and equipment                   (193,695)      (114,542)
  Security deposits and other assets                     (25,884)             -
                                                     ------------    ------------
           Net cash used in investing activities        (219,579)      (114,542)
                                                     ------------    ------------

Cash flows from financing activities:
  Payment of financing cost                                     -       (22,000)
  Proceeds from sale of common stock                    2,500,000     1,250,000
  Proceeds from options exercised                               -       557,915
  Payment of offering and registration costs              (75,000)     (150,395)
  Payments on equipment notes payable                     (40,584)      (30,326)
  Net borrowings under line of credit                   1,089,648     1,272,809
  Borrowings from (repayments to) stockholders            160,000      (110,496)
                                                      -----------    -----------
           Net cash provided by financing activities    3,634,064     2,767,507
                                                      -----------    -----------
Net increase in cash                                      145,996        24,879
Cash, beginning of period                                  34,917        10,038
                                                      -----------    ----------
Cash, end of period                                   $   180,913    $   34,917
                                                      ===========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid                                       $   313,915    $ 196,216
                                                      ===========    ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  In 1997, capital lease obligations of $547,905 were incurred in connection with various leases for new equipment.

                      See accompanying notes to financial statements          F-5


                              GLENGATE APPAREL INC.
                          NOTES TO FINANCIAL STATEMENTS
                       ====================================

NOTE 1 - ORGANIZATION
----------------------

GlenGate Apparel, Inc. (the "Company") was incorporated in the State of New Jersey on November 8, 1993. The Company designs, contracts to have made, and markets men's golf apparel and men's and ladies golf outerwear. The Company's primary products consist of men's knit cotton shirts, sweaters and woven cotton slacks, shorts and headwear and also men's and ladies golf rainwear. Customers of the Company are primarily public and private golf course pro shops and resorts in the United States.


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

CASH AND CASH EQUIVALENTS
-------------------------

For statement of cash flow purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at September 30, 1997 and 1996.

REVENUE RECOGNITION
-------------------

Revenue is recognized upon shipment of goods to customers.

INVENTORIES
-----------

Inventories consist of finished goods and are valued at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT
----------------------

Property and equipment is recorded at cost. Depreciation and amortization are calculated on a straight line basis over the estimated useful lives of the related assets.

LOSS PER SHARE
--------------

Loss per share is computed on the basis of the weighted average number of common shares outstanding during the period. The assumed conversion of common stock equivalents has not been included because the effect would be anti-dilutive.

SIGNIFICANT RISKS AND UNCERTAINTIES
------------------------------------

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

RECLASSIFICATIONS
-----------------

Certain items presented as of September 30, 1996 have been reclassified to conform to the presentation used in 1997.

                               GLENGATE APPAREL INC.
                           NOTES TO FINANCIAL STATEMENTS
                         ================================

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
---------------------------------------

In March 1995, the Financial Accounting Standards Board ("FASB") issued State-ment of Financial Accounting Standard ("SFAS") No. 121 "Accounting for Impair-ment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which establishes accounting standards for, among other things, the impairment of long-lived assets and certain identifiable intangibles. The adoption of this pronouncement on October 1, 1996 did not have a material effect on the Company's financial statements.

In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation." On October 1, 1996, the Company adopted SFAS No. 123 and chose to continue the application of APB Opinion 25 and related interpretations in accounting for its stock options. As a result, the adoption of SFAS No. 123 did not have a material impact on the Company's financial statements.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to fully diluted earnings per share. The standard is effective for financial statements for periods ending after December 15, 1997, with earlier application not permitted. The adoption of this standard is not expected to have a material effect on the Company's earnings per share.

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure about Segments of and Enterprise and Related Information," were issued. SFAS No. 130 addresses standards for reporting and display of comprehensive income and its components and SFAS No. 131 requires disclosure of reportable operating segments. Both statements are effective for the Company's 1999 fiscal year. The Company will review these pronouncements to determine their applicability, if any. Management does not expect these pronouncements to have a material effect on the Company's financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT
--------------------------------

Property and equipment consists of the following as of September 30:

                                                                  Estimated
                                                                    useful
                                       1997           1996       lives (years)
                                   ----------     -----------    -------------
Leasehold improvements             $   23,919     $    37,718               3
Machinery and equipment               642,474         153,311           4 - 5
Furniture and fixtures                140,772          90,020           3 - 5
Computer equipment and software       256,967          82,483               5
                                   -----------    ------------

Less:  Accumulated depreciation
   and amortization                   199,849         106,002
                                   -----------    ------------
                                   $  864,283     $   257,530
                                   ===========    ============

Property and equipment includes capitalized leases of $547,905 for equipment, less accumulated amortization of $11,000 at September 30,1997.

                              GLENGATE APPAREL INC.
                          NOTES TO FINANCIAL STATEMENTS
                        ================================

NOTE 4 - NOTES PAYABLE
-----------------------

On July 25, 1997, the Company amended the revolving loan and security agreement (the "Agreement") originally entered into in September 1996 with a financial institution. Availability under the Agreement, is limited by a collateral formula calculated as the lesser of $4,000,000 or 85% of qualified accounts receivable and 50% of eligible finished goods inventory. Interest accrues at a variable rate equal to 2-1/4% in excess of the bank's prime lending rate (8-1/2% as of September 30, 1997). Outstanding borrowings are collateralized by substantially all the assets of the Company. The Agreement expires in September 1998.

The average amount outstanding under the Agreement during the year ended September 30, 1997 was approximately $1,910,422 at a weighted average interest rate of 9 3/4%.

The fair value of the debt approximates the recorded value based on the borrowing rates currently available for loans with similar terms and maturities.

Additionally, the Company has outstanding borrowings under several equipment leases accounted for as capital leases aggregating $519,065 as of September 30, 1997. Annual amounts due under these obligations are approximately $140,000 - September 30, 1998, $162,000 - September 30, 1999, $169,000 - September 30, 2000
and $48,000 - September 30, 2001.

NOTE 5 - NOTES PAYABLE - STOCKHOLDERS
-------------------------------------

The Company has currently outstanding $100,000 in note and $3,333 in related accrued interest in favor of an officer and director. The funds were advanced during the developmental stages to satisfy working capital needs. The Note has matured and has been converted to a demand note with interest at a rate per annum of 1-1/2% over Prime due on January 15 and July 15 until the Note is paid. In addition, in January 1997, an officer, who is also a director, and a director advanced the Company a total of $250,000 to satisfy additional working capital needs. The Notes are payable upon demand and bear interest at a rate of 12%, payable monthly. Interest expense on these notes amounted to approximately $30,000 for the year ended September 30, 1997.

NOTE 6 - INTERIM FINANCING
--------------------------

In April 1997, the Company obtained a financing arrangement of $750,000 with a lending group (the "lending group"), which included an existing stockholder of the Company. In addition, the lending group made available another $150,000 in connection with a Letter of Credit. The debt bore interest at 2-1/2% above the prime rate quoted in the Wall Street Journal (8-1/2% as of March 31, 1997) and was collateralized by a second lien on the Company's inventory, accounts receivable and trademarks. Principal and any outstanding interest was due and payable on December 31, 1997. As described in Note 9(c), in July 1997, the Company repaid in full the lending group loan, substituted approximately $150,000 for the collateral securing the Letter of Credit and the lending group released the second lien on the Company's inventory, accounts receivable and trademarks.

As part of the initial loan transaction, an officer of the Company sold 135,000 shares of his common stock to the lending group for $.20 per share and the Company agreed to grant to the lending group, upon the occurrence of certain conditions, warrants to acquire up to 270,000 shares of common stock with an exercise price equal to sixty percent (60%) of the common stock market value (as defined) during the thirty day period prior to exercise of the warrants. Such warrants became exercisable on August 8, 1997 for a period of three years. In addition, if the debt was not repaid by August 8, 1997, the officer agreed to grant to the lending group options to acquire an additional 90,000 shares of his

                               GLENGATE APPAREL INC.
                           NOTES TO FINANCIAL STATEMENTS
                         ================================

common stock exercisable from August 8, 1997 to August 18, 1997 at $.20 per share and the Company agreed to grant the lending group warrants to acquire an additional 180,000 shares of common stock on the same terms as the warrants described above. The debt was repaid in July 1997, as described in Note 9(c) and, accordingly, the additional options and warrants were not granted.

The estimated market value of the shares sold to the lending group by the officer, less the proceeds received, along with the estimated market value of the warrants to acquire 270,000 shares of common stock amounted to approximately $140,000. This amount was charged to interest expense between April and July 1997.


NOTE 7 - COMMITMENTS
--------------------

As of September 30, 1997, the Company had purchase commitments for merchandise of approximately $3,765,000.

In June 1997, the Company entered into a five year operating lease agreement with a three year renewal option for office and warehouse facilities under which the future minimum annual rentals as of September 30, 1997 are as follows:

                        1998         $   192,365
                        1999             209,875
                        2000             209,875
                        2001             209,875
                        2002             209,875
                                     -----------
                                     $ 1,031,865
                                     ===========

Rent expense was $93,225 and $70,408 for the years ended September 30, 1997 and 1996, respectively.

On February 14, 1997, the Company entered into a Consignment Agreement with Sun Ice Ltd. and Sun Ice USA, Inc. to sell certain apparel inventory of Sun Ice on a consignment basis. As of September 30, 1997, the Company held approximately $364,000 of inventory under the Consignment Agreement with Sun Ice. The Company agreed to return, dispose of or purchase any unsold goods upon the termination of the Consignment Agreement on November 14, 1997. Through December 1997, no purchase of unsold goods has been finalized.

In addition, on February 14, 1997, the Company entered into a Trademark License Agreement with Sun Ice Ltd. and Sun Ice USA under which the Company was granted a license to use the Sun Ice and Aureus trademarks within the United States for a five year period. The Company has agreed to pay a royalty based on a percent-age of licensed net sales with the annual minimum royalty ranging up to approx-imately $220,000 during the five year term commencing December 1, 1997. The Sun Ice label consists of men's and ladies' golf outerwear and the Aureus label consists of men's golf apparel.

NOTE 8 - INCOME TAXES
---------------------

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial state-ment carrying amounts and tax bases of assets and liabilities using enacted tax rates.
                                                                             F-9

                               GLENGATE APPAREL INC.
                           NOTES TO FINANCIAL STATEMENTS
                         ================================

in effect in the years in which the differences are expected to reverse.

At September 30, 1997, the Company had net operating loss carryforwards of approximately $5,600,000, which expire through 2017 and are restricted as to annual utilization during the carryforward period, and temporary differences related primarily to inventory costs capitalized for tax purposes totalling approximately $54,000. The deferred tax asset related to the net operating loss carryforwards and temporary differences amounted to approximately $2,400,000 and is fully offset by a valuation allowance of the same amount.

NOTE 9 - STOCKHOLDERS' EQUITY
------------------------------

a)  Common Stock Options

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

    The following is a summary of the common stock options granted, canceled or exercised under the Plan for the period October 1, 1995 through September 30, 1997.
                                                           Exercise price per
                                             Shares             share
                                           ----------      ----------------

    Outstanding - September 30, 1995       1,934,000       $1.00 to $3.00

    Granted                                  476,000       $1.25 to $1.625

    Canceled                                (119,668)      $1.00 to $2.50

    Exercised                               (554,332)      $1.00 to $1.25

    Outstanding - September 30, 1996       1,736,000       $1.00 to $2.50

    Granted                                   67,500       $1.00 to $1.06

    Canceled                                (212,500)      $1.00 to $1.25

    Exercised                                      -                    -
                                           ----------      ---------------

    Outstanding - September 30, 1997       1,591,000       $1.00 to $2.50
                                           ==========      ===============

    The fair value of the stock options granted during 1997 and 1996 was $23,163 and $195,300, respectively, on the date of grant using the Black Scholes option-pricing model. The weighted-average assumptions used for both 1997 and 1996 were: risk-free interest rate of 6.1%, an expected life of 2 years and an expected volatility of 47%.

    In addition, the Company has 270,000 warrants outstanding as described in
    Note 6 and 2,500,000 options outstanding as described in Note 9(c).

                              GLENGATE APPAREL INC.
                         NOTES TO FINANCIAL STATEMENTS
                       ================================

    The following table summarizes information on stock options outstanding at September 30, 1997:

                           Options Outstanding                Options Exercisable
              -----------------------------------  -----------------------------
                                Weighted
                 Number          Average      Weighted   Number          Weighted
                 Outstanding at  Contractual  Average   Exercisable at   Average
Range of          September 30,   Life         Exercise  September 30,   Exercise
Exercise Prices     1997         (Years)       Price        1997          Price
------------------------------------------------------  -------------------------
$1.00 - $1.25    1,437,000         8.3         $1.04     1,335,331        $1.03
$1.50 - $1.63       86,000         9.0         $1.53        80,000        $1.54
$2.00 - $2.40       68,000         8.0         $2.11        68,000        $2.11
                 -------------------------------------  -------------------------
                 1,591,000         8.3         $1.12     1,483,331        $1.11
                 ====================================== =========================


b)  Stockholders Agreement

    In April 1995, the Company and the founding stockholders (the "Stockholders") negotiated a stockholders' agreement which requires the Company to purchase the shares held by a Stockholder upon the death of that Stockholder, at estimated fair market value (as defined), but limited to the extent of any insurance proceeds payable to the Company as a result of the Stockholder's death.

c)  Increased Shares Authorized and Private Placement of Common Stock

   In July 1997, the holders of the Company's stock approved an increase in the number of authorized shares of common stock to 17,000,000 shares enabling American Marketing Industries, Inc. ("AMI") to purchase 2,500,000 shares and receive 2,500,000 stock options for an aggregate price of $2,500,000. The options consists of an option to acquire up to 1,000,000 shares of Common Stock at a purchase price of $1.50 per share, such option to be immediately exercisable and expiring three years after the date of the grant and an option to acquire up to 1,500,000 shares at a purchase price of $2.00 per share, such option to become exercisable one year from the date of the grant and expiring three years after the date of the grant.

   In June 1997, AMI had advanced to the Company a bridge loan in the amount of $600,000 pursuant to a term note, such term note to bear interest at a rate of 9% per annum, with interest to be payable quarterly beginning September 1, 1997. The note was to mature on the earlier of June 23, 1998 or at AMI's option in the event the Company defaulted on the note and could be prepaid by the Company without penalty at any time prior to the maturity date.

    The Company used the net proceeds of $2,425,000 as follows: (i) approx-imately $600,000 to repay the AMI bridge loan, (ii) approximately $750,000 to repay outstanding loans made by the lending group described in Note 6, and (iii) approximately $150,000 in substitution of the collateral provided by the same lending group in connection with a certain letter of credit. Approximately $200,000 of the remainder of the proceeds was used for capital expenditures and the balance has been used for working capital and other general corporate purposes.


NOTE 10 - CONCENTRATION OF CREDIT RISK
--------------------------------------

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition to mitigate its credit risk. The Company does not normally require collateral on its accounts receivable.