Form 10KSB/A
period 1997-09-30
GLENGATE APPAREL INC
filed 1998-01-08
CIK 916394

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

In April 1997, the Company obtained a financing arrangement of $750,000 with a lending group (the "lending group") which included the Koffman Group, Inc., a stockholder of the Company, Lyonshare Venture Capital and Linden Nelson. Jeffrey Koffman and Martin Koffman, directors of the Company, are principals of The Koffman Group, Inc. In addition, the lending group made available another $150,000 in connection with a letter of credit. In connection with this financing, George Gatesy, President and CEO of the Company was required to sell 135,000 shares of his common stock to the lending group for $.20 per share and the Company agreed to grant the lending group warrants to acquire up to 270,000 shares of common stock with an exercise price equal to sixty percent of the common stock market value during the thirty day period prior to exercise of the warrants. The estimated market value of the shares sold to the lending group by the officer, less the proceeds received, along with the estimated market value of the warrants amounted to $140,000 and was charged to interest expense. The financing provided by the lending group also bore interest at a face rate of prime plus 2-1/2% and was repaid out of proceeds from the AMI investment.

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