Form 10QSB
period 1997-12-31
GLENGATE APPAREL INC
filed 1998-02-12
CIK 916394

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997



Commission file number  33-72880


                             GLENGATE APPAREL, INC.
             (Exact name of registrant as specified in its charter)


         New Jersey                                         22-3266971
(State or other jurisdiction of                             (IRS Employer
Incorporation or organization)                              Identification No.)


                 75 Rod Smith Place, Cranford, New Jersey 07016
                    (Address of principal executive offices)


Registrant's telephone No. Including area code:  (908) 653-9100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirement for the past 90 days. Yes X No __


As of January 31,1998 there were 10,613,932 shares of Common Stock, par value $.001 per share, outstanding.


Transitional Small Business Disclosure format Yes __ No X

                             GlenGate Apparel, Inc.

                         Quarterly Report on Form 10-QSB

                                Table Of Contents

                                                                       Page
Part I FINANCIAL INFORMATION

Item 1   Financial Statements

    Balance Sheets as of December 31, 1997 (Unaudited)
         and September 30, 1997......................................... 3

    Statements of Operations  for the three months ended
         December 31, 1997 and December 31, 1996 (Unaudited)............ 4

    Statements  of Cash Flows for the three months ended
         December 31, 1997 and December 31, 1996 (Unaudited)............ 5

    Notes to Financial Statements  (Unaudited).......................... 6


Item 2   Management's Discussion and Analysis .......................... 7


Part II  OTHER INFORMATION

Item 5    Other Information ............................................ 9

Item 6 Exhibits and Reports on Form 8-K ................................ 9

                         Part I - Financial Information

                          Item 1 - Financial Statements

                             GLENGATE APPAREL, INC.
                                 BALANCE SHEETS
                                =================


                                                                            December 31, 1997         September 30,
                                                                             (Unaudited)                  1997

                                                                   ASSETS ( Note 3 )

Current:
   Cash                                                                    $       60,675           $        180,913
   Accounts receivable (less allowance for doubtful accounts
   of $94,812 and $112,226, respectively)                                       1,773,777                  2,471,837
   Inventories                                                                  1,710,973                  1,732,419
   Prepaid expenses and other current assets                                      512,713                    623,362
                                                                            --------------           ----------------

          TOTAL CURRENT ASSETS                                                  4,058,138                  5,008,531

Property and equipment, (net of accumulated depreciation
and amortization of $247,661 and $199,849 respectively)                           867,818                    864,283

Other assets                                                                       59,224                     59,740
                                                                            --------------           ----------------
          TOTAL  ASSETS                                                     $   4,985,180            $     5,932,554
                                                                            ..............           ................

                                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current:
   Note payable-bank (Note 3)                                               $   2,179,788            $     2,687,566
   Current portion of equipment notes payable (Note 3)                            136,000                    136,000
   Subordinated notes payable to stockholders (Note 4)                            350,000                    350,000
   Accounts payable and accrued expenses                                          950,278                    872,883
                                                                            --------------           ----------------

          TOTAL CURRENT LIABILITIES                                             3,616,066                  4,046,449

   Equipment notes payable less current portion                                   348,805                    383,065
                                                                            --------------           ----------------

                                                                                3,964,871                  4,429,514

Commitments and contingencies ( Note 5)

STOCKHOLDERS' EQUITY (Note 6)
   Common stock at cost $.001 par value - 17,000,000
   shares authorized;  10,613,932 issued and outstanding                           10,614                     10,614
   Additional paid-in capital                                                   7,230,639                  7,230,639
   Accumulated deficit                                                         (6,220,944)                (5,738,213)
                                                                            --------------           ----------------


          TOTAL STOCKHOLDERS' EQUITY                                            1,020,309                  1,503,040

                                                                            ..............           ................
TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES                                  $   4,985,180            $     5,932,554
                                                                            ..............           ................


           See accompanying notes to financial statements (Unaudited)

                             GLENGATE APPAREL, INC.
                      STATEMENT OF OPERATIONS ( Unaudited)
                      ====================================

                                                                Three Months Ended
                                                   December 31,1997         December 31, 1996

Sales                                              $   2,164,794            $   1,185,602
Cost of sales                                          1,387,932                  800,438
                                                   --------------           --------------

     Gross Profit                                        776,862                  385,164
                                                   --------------           --------------


Operating Expenses

Warehousing                                              157,865                   83,027
Design                                                    68,252                   51,486
Selling                                                  584,220                  332,516
General and administrative                               338,950                  305,890
                                                   --------------           --------------

TOTAL OPERATING EXPENSES                               1,149,287                  772,919
                                                   --------------           --------------

Operating Loss                                          (372,425)                (387,755)

Interest Expense                                        (110,306)                 (52,811)
                                                   --------------           --------------

Net Loss                                            $   (482,731)            $   (440,566)
                                                   ..............           ..............

Loss per share                                      $      (0.05)            $      (0.05)
                                                   ..............           ..............


Weighted number of common                              10,613,932                8,113,932
   shares outstanding                              ..............           ..............



           See accompanying notes to financial statements (Unaudited)

                             GLENGATE APPAREL, INC.
                      STATEMENTS OF CASH FLOWS ( Unaudited)
                      =====================================

                                                                Three Months Ended
                                                   December 31,1997         December 31, 1996


Cash flows from operating activities:
  Net loss                                         $  (482,731)              $  (440,566)

Adjustments to reconcile net loss to net cash provided by operating activities:

  Depreciation and amortization                         48,328                    29,015
  Provision for doubtful accounts                      (17,414)                    5,580

Changes in assets and liabilities:

  Decrease (increase) in inventories                    21,446                  (263,115)
  Decrease in accounts receivable                      698,060                   547,511
  Decrease (increase) in prepaid and other
     current assets                                    110,650                   (47,635)

  Increase in accounts payable and accruals             94,293                   327,288
                                                   --------------           --------------

Net cash provided by operating activities              472,632                   158,078
                                                   --------------           --------------

Cash flow from investing activities:

  Purchases of property and equipment                  (51,348)                  (22,924)
  Security deposits and other assets                       516                    23,750
                                                   --------------           --------------

Net cash provided by (used in) investing
  activities                                           (50,832)                      826
                                                   --------------           --------------

Cash flows from financing activities:
  Equipment notes                                      (34,260)                   (1,314)
  Notes payable - bank                                (507,778)                 (192,207)

Net Cash used in financing activities                 (542,038)                 (193,521)
                                                   --------------           --------------

Net decrease in cash and cash equivalents             (120,238)                  (34,617)

Cash and cash equivalents beginning of period          180,913                    34,917
                                                   --------------           --------------

Cash and cash equivalents end of period            $    60,675              $        300
                                                   ==============           ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                      $  $110,306              $     47,876
                                                   ==============           ==============

Income taxes paid
                                                   $       175                        -
                                                   ==============           ==============


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


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Inventories
-----------

Inventories are valued at the lower of cost or market with cost determined by the first-in, first-out (FIFO) method. Inventories as of December 31, 1997 consisted substantially of finished goods.

Interim Financial statements
----------------------------

The interim financial statements as of and for the three months ended December 31, 1997 and for the three months ended December 31, 1996 are unaudited. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the year ending September 30, 1998.

Earnings Per Share
------------------

In the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to fully diluted earnings per share. The adoption of this standard did not have a material effect on the Company's earnings per share.

NOTE 3 - NOTES PAYABLE

On July 25, 1997, the Company and its lender amended the revolving loan and security agreement (the "Agreement") originally entered into in September 1996. Availability under the Agreement is limited by a collateral formula calculated as the lesser of $4,000,000 or 85% of qualified accounts receivable plus 50% of eligible finished goods inventory with borrowings based on inventory limited to $1,200,000. Interest accrues at a variable rate equal to 2.25% in excess of the lender's prime lending rate (8.5% as of December 31, 1997). Outstanding borrowings are collateralized by substantially all the assets of the Company. The Agreement expires in September 1998. Additionally, the Company has outstanding borrowings under several equipment leases accounted for as capital leases aggregating $484,805 as of December 31, 1997.

NOTE 4 - NOTES PAYABLE TO RELATED PARTIES

The Company has currently outstanding $100,000 in a note in favor of an officer and director. The funds were advanced at varying times during the developmental stages of the Company to satisfy working capital needs. The note has matured and has been converted to a demand note with interest at a rate per annum of 1.5% over prime due on January 15 and July 15 until the note is paid. In addition, in January 1997, an officer, who is also a director, and a director advanced the company a total of $250,000 to satisfy additional working capital needs. The notes are payable on demand and bear interest at a rate of 12%, payable monthly. Interest expense on these notes amounted to approximately $7,500 for the quarter ended December 31, 1997.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Through December 31, 1997, the Company had purchase commitments for merchandise of approximately $3,850,000.

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

As of December 31, 1997, 1,591,000 stock options were outstanding. Of the options outstanding, 1,136,000 are exercisable at prices between $.60 and $1.00, 243,000 at $1.25, and 212,000 at prices between $1.06 and $2.50. The options expire at various dates through fiscal 2005. All were granted with exercise prices at quoted market value.

In July 1997, as part of a financing transaction, the Company granted to a lending group warrants to acquire up to 270,000 shares of common stock. The warrants have an exercise price equal to sixty percent of the average common stock market value during the thirty-day period prior to exercise of the warrants and expire in April 2000.

In July 1997, as part of a private placement, the company granted to American Marketing Industries, Inc. (i) an option to acquire 1,000,000 shares of common stock at a purchase price of $1.50 per share, which option expires in July 2000,
(ii) an option to acquire 240,000 shares of common stock at a purchase price of $1.00 per share, which option becomes exercisable in July 1998 and expires in July 2000, and (iii) an option to acquire 1,260,000 shares of common stock at a purchase price of $2.00 per share, which option becomes exercisable in July 1998 and expires in July 2000.



ITEM 2 - Management's Discussion and Analysis

Management's Discussion and Analysis
------------------------------------

Results of Operations

During the three months ended December 31, 1997 the Company had sales of approximately $2,165,000 to an account base of approximately 2,000 active accounts. Comparatively, sales for the three months ended December 31, 1996 were approximately $1,186,000 to an account base of 1,400 active accounts. The resulting increase in sales of 83% to an expanded account base that grew by over 42% was due in part to growth in acceptance of GlenGate product in the marketplace and sales of Sun Ice product which was first sold in calendar 1997. This continues to demonstrate the growth in acceptance of the Company's products in the marketplace.

Cost of goods sold as a percentage of sales for the three months ended December 31, 1997 was 64%, a decrease of 3% when compared to 67% for the three months ended December 31, 1996. The decrease primarily reflects the Company's ability to sell its inventories at higher or full margins compared to last year.

Warehousing, design, selling and administrative expenses were approximately 53% of net sales compared to approximately 65% for the three months ended December 31, 1996. Although the overhead expense as a percentage of net sales decreased due to the increase in sales, the actual expenses increased due to continued sales growth.

Interest expense for the three months ended December 31, 1997 was $110,306 compared to $52,811 for the same period ended December 31, 1996. This increase resulted from higher borrowings required primarily to support the increased levels of inventory and accounts receivable experienced as part of the Company's growth.

The operating loss for the quarter ended December 31, 1997 was $372,425 compared to the operating loss of $387,755 for the same period ended December 31, 1996. The net loss for the quarter ended December 31,1997 was $482,731 compared to the net loss of $440,566 for the same period ended December 31,1996 as a result of the factors discussed above. As demonstrated by the growth in sales, the Company is moving towards its plan with a continued focus on improving operating results for fiscal 1998.

Liquidity and Capital Resources

The Company had cash provided by operating activities during the quarter ended December 31, 1997 of $472,632 resulting from the a net loss of $482,731 offset by decreases in accounts receivable of $698,060, prepaid expenses of $110,650, inventory of $21,446 and the increase in accounts payable and accruals of $94,293. Cash was used in financing activities primarily to pay down bank debt by $507,778.

In order for the Company to sustain its current growth patterns and improve its profitability, it recognizes the need to increase gross profit margins and obtain better credit terms with its suppliers. The Company has located new sources that will supply inventory at more favorable costs and terms. Management anticipates the effects of the change in sources will begin to be realized primarily in the fall of 1998 shipping season.

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

Important  Factors Related to Forward-Looking Statements

The statements contained in this quarterly report or incorporated by reference herein that are not purely historical are forward-looking statements and are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements were based on assumptions that the Company would continue to develop and introduce new products on a timely basis, that the competitive conditions within the golf apparel industry would not change materially or adversely, that the demand for the Company's golf apparel would remain strong, that the market would accept the Company's new apparel lines, that inventory risks due to shifts in market demand would be minimized, that the Company's forecasts would accurately anticipate market demand, and that there would be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking information will prove to be accurate. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing or other budgets, which may in turn affect the Company's results of operations. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives planned for the Company will be achieved.

PART II - Other Information


ITEM 5 - Other Information
--------------------------

On February 10, 1998, the Company announced a realignment of its senior management team. Reference is made to the Company's press release dated February 10, 1998, which is attached hereto as Exhibit 99.1 and incorporated herein by reference.


ITEM 6 - Exhibits and Reports on Form 8 -K
------------------------------------------

Reports on form 8-K
-------------------

The Company filed no reports on Form 8-K during the quarter ended December 31, 1997.



Exhibits
--------

27    - Financial Data Schedule
99.1 - Press release of the Company dated February 10, 1998.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  GLENGATE APPAREL, INC.



                                                     /S/ Peter Culbertson
                                               BY:_____________________________
Dated:    February 13, 1998                       Peter Culbertson, Chief
                                                  Operating Officer, Chief
                                                  Financial Officer, Secretary
                                                  and Treasurer
                                                  (acting principal executive
                                                  officer, principal financial
                                                  and accounting officer)