Form 10QSB
period 1998-03-31
GLENGATE APPAREL INC
filed 1998-05-13
CIK 916394

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998




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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirement for the past 90 days. Yes X No __


As of April 30, 1998 there were 10,613,932 shares of Common Stock, par value $.001 per share, outstanding.


Transitional Small Business Disclosure format Yes __ No X

                             GlenGate Apparel, Inc.

                        Quarterly Report on Form 10-QSB

                               Table Of Contents

                                                                           Page
Part I            FINANCIAL INFORMATION

Item 1   Financial Statements

         Balance Sheets as of March 31, 1998
           (Unaudited) and September 30, 1997  ............................   3

         Statements of Operations for the three months &
           six months ended March 31, 1998 and
           March 31, 1997 (Unaudited)  ....................................   4

         Statements of Cash Flows for the three & six months
           ended March 31, 1998 and March 31, 1997 (Unaudited).............   5

         Notes to Financial Statements  (Unaudited)........................   6


Item 2   Management's Discussion and Analysis of Financial conditions
         and Results of Operations.   .....................................   7


Part II           OTHER INFORMATION

Item 5    Other Information ...............................................   9

Item 6    Exhibits and Reports on Form 8-K  ...............................   9

PART I FINANCIAL INFORMATION

ITEM 1 - Financial Statements



                                    GLENGATE APPAREL, INC.
                                       BALANCE SHEETS
                                      ================
                                                                    March 31,1998               September 30,
                                                                     (Unaudited)                   1997

                                                                       ASSETS                 CURRENT ASSETS:
  Cash                                                                $277,084                   $180,913
  Accounts receivable ( less allowance for
     doubtful accounts of $113,412 and $112,226, respectively)       3,389,457                  2,471,837
  Inventories                                                        2,505,238                  1,732,419
  Prepaid expenses and other current assets                            517,045                    623,362
                                                                ----------------           ----------------

         TOTAL CURRENT ASSETS                                        6,688,824                  5,008,531

  Property and equipment, ( net of accumulated depreciation
   and amortization of $303,813 and $199,849 respectively)             826,432                    864,283



Other Assets                                                            58,709                     59,740
                                                                ----------------           ----------------
TOTAL  ASSETS                                                       $7,573,965                 $5,932,554
                                                                ----------------           ----------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable-bank                                                 $3,331,934                 $2,687,566
  Current portion of equipment notes payable                           136,000                    136,000
  Accounts payable and accrued expenses                              2,727,944                    872,883
  Subordinated notes payable                                           250,000                    350,000
                                                                ----------------           ----------------

        TOTAL CURRENT LIABILITIES                                    6,445,878                  4,046,449

Commitments and contingencies

  Equipment notes payable less current portion                         318,392                    383,065
                                                                ----------------           ----------------

                                                                     6,764,270                  4,429,514

STOCKHOLDERS EQUITY :
Common stock at cost $.001 par value - 17,000,000 shares
 authorized; 10,613,932  issued and outstanding                         10,614                     10,614
Additional paid-in capital                                           7,230,639                  7,230,639
Accumulated deficit                                                (6,431,558)                (5,738,213)
                                                                ----------------           ----------------

          TOTAL STOCKHOLDERS' EQUITY                                   809,695                  1,503,040

                                                                ----------------           ----------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $7,573,965                 $5,932,554
                                                                ----------------           ----------------



   See accompanying notes to financial statements (Unaudited)


                                                                GLENGATE APPAREL, INC.
                                                         STATEMENT OF OPERATIONS (Unaudited)
                                                        ===================================


                                                  Three Months Ended                                    Six Months Ended
                                       March 31, 1998            March 31, 1997             March 31, 1998          March 31, 1997
Sales                                 $3,620,644                $2,800,522                 $5,785,438                 $3,986,124
Cost of sales                         2,295,654                  2,043,063                  3,683,586                  2,843,501
                                   ----------------           ----------------           ----------------           ----------------

Gross Profit                          1,324,990                    757,459                  2,101,852                  1,142,623
                                   ----------------           ----------------           ----------------           ----------------

Operating Expenses:

Warehousing                             198,769                    169,523                    356,631                    252,550
Design                                   99,027                     69,029                    167,279                    120,515
Selling                                 668,633                    505,320                  1,252,854                    837,836
General and administrative              419,186                    436,678                    758,137                    742,568
                                    ----------------          ----------------           ----------------           ----------------

TOTAL OPERATING EXPENSES              1,385,615                  1,180,550                  2,534,901                  1,953,469
                                    ----------------           ----------------           ----------------          ----------------

Operating  Loss                         (60,625)                  (423,091)                  (433,049)                  (810,846)

Interest Expense                       (149,990)                   (63,792)                  (260,296)                  (116,603)

                                    ----------------           ----------------           ----------------          ----------------

Net  Loss                             $(210,615)                 $(486,883)                 $(693,345)                 $(927,449)
                                    ----------------           ----------------           ----------------          ----------------

Loss per Share                           $(0.02)                    $(0.06)                    $(0.07)                    $(0.11)
                                    ----------------           ----------------           ----------------          ----------------

Weighted Number of Common
Shares Outstanding                   10,613,932                  8,113,932                 10,613,932                  8,113,932
                                    ----------------           ----------------           ----------------          ----------------



           See accompanying notes to financial statements (Unaudited)


                                                                          GLENGATE APPAREL,INC.
                                                                   STATEMENTS OF CASH FLOWS (Unaudited)
                                                                   =====================================


                                                               Three Months ended                    Six Months Ended
                                                        March 31,1998      March 31,1997     March 31,1998       March 31,1997
Cash flows from operating activities:
  Net loss                                               $(210,615)        $(486,883)         $(693,345)          $(927,449)

Adjustments to reconcile net loss to net cash used in operating activities:

  Depreciation and amortization                             56,667            29,016            104,994              58,031
  Provision for doubtful accounts                           18,599            12,676              1,185              18,256

Changes in assets and liabilities:

  (Increase) in inventories                               (794,264)         (124,100)          (772,819)           (387,215)
  (Increase) in  accounts receivable                    (1,634,280)       (1,034,994)          (918,805)           (487,481)
   Decrease (Increase) in prepaid and other                 (4,332)          (79,167)           106,317            (126,802)
    current assets
   Increase in accounts payable and accrued expenses     1,777,666           708,504          1,855,061           1,035,792

                                                        -------------    ----------------   ----------------    ----------------

Net cash  used in operating activities                    (790,559)         (974,948)          (317,412)           (816,868)
                                                        -------------    ----------------   ----------------    ----------------

Cash flow from investing activities:

  Purchases of property and equipment                      (14,765)         (223,602)           (66,111)           (246,528)
  Security deposits and other assets                             0                                   (1)             23,750
                                                        -------------     ----------------  ----------------    ----------------

Net cash  used in investing activities                     (14,765)         (223,602)           (66,112)           (222,778)
                                                        -------------     ----------------  ----------------    ----------------

Cash flows from financing activities:
                                                              -                 -                  -                    -
  Payment on equipment notes payable                       (30,413)          176,396            (64,673)             175,082
  Change in notes payable - bank                         1,152,146           842,372            644,368              650,165
  Borrowing from (repayments to) subordinated             (100,000)          250,000           (100,000)             250,000
    notes payable
                                                        -------------      ----------------  ----------------   ----------------

Net Cash provided by financing activities                1,021,733         1,268,768            479,695            1,075,247
                                                        -------------      ----------------  ----------------   ----------------

Net increase in cash                                       216,409            70,218             96,171               35,601

Cash beginning of period                                    60,675               300            180,913               34,917
                                                        -------------      ----------------  ----------------   ----------------

Cash  end of period                                       $277,084           $70,518           $277,084              $70,518
                                                        =============      ================  ================   ================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                             $149,990           $58,481           $260,296             $106,357
                                                        =============      ================   ===============   ================




           See accompanying notes to financial statements (Unaudited)

                             GLENGATE APPAREL, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


INTERIM FINANCIAL STATEMENTS

The interim financial statements as of and for the three and six months ended March 31, 1998 and for the three and six months ended March 31, 1997 are unaudited. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the three months and six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending September 30, 1998.

EARNINGS PER SHARE

In the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to fully diluted earnings per share. Earnings per share amounts for all periods have been presented to conform to SFAS No. 128 requirements. For all periods presented, due to losses generated in each period, the computation of basic and diluted earnings per share are the same.

NOTES PAYABLE

On July 25, 1997, the Company and its lender amended the revolving loan and security agreement (the "Agreement") originally entered into in September 1996. Availability under the Agreement is limited by a collateral formula calculated as the lesser of $4,000,000 or 85% of qualified accounts receivable plus 50% of eligible finished goods inventory, with borrowings based on inventory limited to $1,200,000. Interest accrues at a variable rate equal to 2.25% in excess of the lender's prime lending rate (8.5% as of March 31, 1998). Outstanding borrowings are collateralized by substantially all the assets of the Company. The Agreement expires in September 1998. Additionally, the Company has outstanding borrowings under several equipment leases accounted for as capital leases aggregating $454,392 as of March 31, 1998.

SUBORDINATED NOTES PAYABLE

In January 1997, an officer of the company loaned the company a total of $100,000 to satisfy working capital needs. In addition, in January 1997 that same officer and a director loaned the company $100,000 and $150,000, respectively to satisfy additional working capital needs. All three notes are payable on demand. One note bears interest at a rate of 10.0%, payable semi-annually in July and January. The other two notes bear interest at a rate of 12% payable monthly. Interest expense on these notes amounted to approximately $10,000 for the quarter ended March 31, 1998 and $20,000 for the six months ended March 31, 1998. In March 1998, the Company repaid the 10%, $100,000 demand note.

COMMITMENTS AND CONTINGENCIES

Through March 31, 1998 the Company had purchase commitments for merchandise of approximately $3,556,000.


STOCKHOLDERS' EQUITY

As of March 31,1998 1,768,500 stock options were outstanding under the Company's 1994 stock option plan. Of the options outstanding, 1,503,750 are exercisable at prices between $.60 and $1.00 and 264,750 are exercisable at prices between $1.06 and $2.50. The options expire at various dates through fiscal 2005. All were granted with exercise prices at quoted market value.

In July 1997, as part of a private placement, the Company granted to American Marketing Industries, Inc., ("AMI") (i) an option to acquire 1,000,000 shares of common stock at a purchase price of $1.50 per share, which option expires in July 2000, (ii) an option to acquire 240,000 shares of common stock at a purchase price of $1.00 per share, which option becomes exercisable in July 1998 and expires in July 2000, and (iii) an option to acquire 1,260,000 shares of common stock at a purchase price of $2.00 per share, which option becomes exercisable in July 1998 and expires in July 2000. As a result of a prepayment of a licensing royalty of $220,000 made by AMI and an immediate payment of another $221,566 with respect to products sold to AMI in the second quarter of fiscal l998 the Company agreed to reduce the exercise price on 1,000,000 options held by AMI from $1.50 to $1.00 and to extend the exercise period on such 1,000,000 options from July 2000 to July 2001.



ITEM 2 - Management's Discussion and Analysis


Results of Operations

During the three months ended March 31, 1998 the Company had sales of approximately $3,620,000 to an account base of approximately 2,000 active accounts. Comparatively, sales for the three months ended March 31, 1997 were approximately $2,800,000 to an account base of 1,500 active accounts. The resulting increase in sales of 29% to an expanded account base that grew by 33% was due in part to growth in acceptance of GlenGate product in the marketplace and sales of Sun Ice product which was first sold in March 1997.

Sales for the six months ended March 31, 1998 were approximately $5,785,000. Sales for the six months ended March 31, 1997 were approximately $3,986,000. The resulting increase in sales was 45%.

Cost of goods sold as a percentage of sales for the three and six months ended March 31, 1998 was 63% and 64% respectively. Cost of goods sold, as a percentage of sales for the three and six months ended March 31, 1997 was approximately 73% and 71%, respectively, representing an improvement in gross profit margins of 10% and 7% respectively. The improvement primarily reflects the Company's ability to sell its inventories at higher or full margins compared to last year.

Warehousing, design, selling and administrative expenses were 38% of net sales for the three months ended March 31, 1998 compared to 42% of net sales for the three months ended March 31, 1997. Such expenses for the six months ended March 31, 1998 were 42% of net sales, compared to 49% of net sales for the six months ended March 31, 1997. Although the overhead expense as a percentage of net sales decreased due to the increase in sales, the actual expenses increased due to continued sales growth.

Interest expense for the three and six months ended March 31, 1998 was $149,990 and $260,296 respectively, compared to $63,792 and $116,603 respectively, for the same periods ended March 31, 1997. This increase resulted from higher borrowings required primarily to support the increased levels of inventory and accounts receivable experienced as part of the Company's growth.

The operating loss for the three and six months ended March 31, 1998 was $60,825 and $432,873 respectively, compared to the operating loss of $423,091 and $810,846 respectively for the same periods ended March 31, 1997. The net loss for the three and six months ended March 31, 1998 was $210,615 and $693,169 respectively, compared to the net loss of $486,443 and $927,449 respectively, for the same periods ended March 31, 1997 as a result of the factors discussed above.

Liquidity and Capital Resources

The Company used cash for operating activities during the quarter ended March 31, 1998 of $790,577 resulting from an adjusted cash loss of $135,367, increases in accounts receivable of $1,634,280, prepaid expenses of $4,332, inventory of $794,264 offset by an increase in accounts payable and accruals of $1,777,666. Cash of $1,021,733 was provided by financing activities consisting of an increase in bank debt of $1,152,146 used to finance purchases of inventory for the Company's spring 1998 shipping season, a repayment to an officer of $100,000 and $30,413 for the repayment of equipment notes.

In order for the Company to sustain its current growth patterns and improve its profitability, it recognizes the need to (i) improve gross profit margins, (ii) obtain better credit terms with its suppliers, (iii) reduce operating expense margins, and (iv) obtain additional capital through either equity or debt financing. In response to these needs the Company has located new sources of supply that will provide the Company with better gross margins and with better credit terms than in the past. These sources of supply will be used for merchandise shipped for the fall 1998 season. In addition, the Company has recently implemented senior management changes and operating expense reductions. The Company is also seeking additional equity and debt investments in the Company. The Company believes that it has sufficient liquidity, without any additional external capital, for its current operation.

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

PART II - Other Information


ITEM 5 - Other Information

On April 3, 1998, the Company announced a change in the composition of it's Board of Director's and its senior management team. Reference is made to the Company's press release dated April 3, 1998, which is attached hereto as Exhibit
99.1 and incorporated herein by reference.


ITEM 6 - Exhibits and Reports on Form 8 -K

Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended March 31, 1998.


Exhibits

27    - Financial Data Schedule
99.1 - Press release of the Company dated April 3, 1998.


SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GLENGATE APPAREL, INC.


                             /s/ Michael F. Albanese
                                               BY:_____________________________
Dated:   May 11, 1998                              Michael F. Albanese, CPA
                                                   Chief Financial Officer,
                                                   Secretary and Treasurer