Form 10QSB
period 1998-06-30
GLENGATE APPAREL INC
filed 1998-08-14
CIK 916394

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10-QSB

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998




COMMISSION FILE NUMBER    33-72880-NY
                        --------------


                           GLENGATE APPAREL, INC.
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


         New Jersey                                  22-3266971
---------------------------------          ---------------------------------
(State or other jurisdiction of                     (IRS Employer
Incorporation or organization)                    Identification No.)


               75 Rod Smith Place, Cranford, New Jersey  07016
 --------------------------------------------------------------------------
                  (Address of principal executive offices)


Registrant's telephone No. Including area code:   (908) 653-9100
                                                -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirement for the past 90 days.

                                                    Yes  X          No
                                                        ----           ----

As of August 12, 1998 there were 10,613,932 shares of Common Stock, par value $.001 per share, outstanding.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT      Yes              No  X
                                                       ----            ----

                           GlenGate Apparel, Inc.
                       Quarterly Report on Form 10-QSB

                              Table Of Contents

                                                                       Page
                                                                      ------
PART I           FINANCIAL INFORMATION

Item 1   Financial Statements

         Balance Sheets as of June 30, 1998 (Unaudited) and
         September 30, 1997                                               3

         Statements of Operations for the three months & nine months
         ended June 30, 1998 and June 30, 1997 (Unaudited)                4

         Statements of Cash Flows for the three & nine months ended
         June 30, 1998 and June 30, 1997 (Unaudited)                      5

         Notes to Financial Statements  (Unaudited)                       6

Item 2   Management's Discussion and Analysis of Financial
         conditions and Results of Operations.                            7

PART II          OTHER INFORMATION

Item 5  Other Information                                                 9

Item 6   Exhibits and Reports on Form 8-K                                 9

PART I FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                                                                      GLENGATE APPAREL  INC.
                                                                                          BALANCE  SHEETS
                                                                                =================================
                                                                                 June 30,1998      September 30,
                                                                                  (Unaudited)           1997
                                                                                --------------     --------------
                                                          ASSETS
                                                        -----------
 Current:
    Cash and cash equivalents                                                        $102,208          $180,913
    Accounts receivable ( less allowance for doubtful accounts
    of $115,931 and $112,226, respectively)                                         2,468,121         2,471,837
    Inventories                                                                     2,594,946         1,732,419
    Prepaid expenses and other current assets                                         340,923           623,362
                                                                                  -----------       -----------
           TOTAL CURRENT ASSETS                                                     5,506,198         5,008,531

 Property and equipment, ( net of accumulated depreciation
 and amortization of $360,128 and $199,849 respectively)                              797,085           864,283

 Other assets                                                                          58,193            59,740
                                                                                  -----------       -----------
           TOTAL  ASSETS                                                           $6,361,476        $5,932,554
                                                                                  -----------       -----------

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                            ------------------------------------
 Current:
    Note payable-bank                                                              $2,582,328        $2,687,566
    Current portion of equipment notes payable                                        136,000           136,000
    Accounts payable and accrued expenses                                           1,490,945           872,883
    Subordinated notes payable                                                      1,653,152           350,000
                                                                                  -----------       -----------

           TOTAL CURRENT LIABILITIES                                                5,862,425         4,046,449

    Equipment notes payable less current portion                                      280,249           383,065
                                                                                  -----------       -----------
                                                                                    6,142,674         4,429,514

 Commitments and contingencies

 STOCKHOLDERS EQUITY
    Common stock at cost $.001 par value - 17,000,000 shares authorized;
     10,613,932   and 10,613,932 issued and outstanding                                10,614            10,614
    Additional paid-in capital                                                      7,230,638         7,230,639
    Accumulated deficit                                                           (7,022,450)       (5,738,213)
                                                                                  -----------       -----------
           TOTAL STOCKHOLDERS' EQUITY                                                 218,802         1,503,040
                                                                                  -----------       -----------
 TOTAL STOCKHOLDERS' EQUITY AND LIABILITIES                                        $6,361,476        $5,932,554
                                                                                  -----------       -----------

                      See accompanying notes to financial statements (Unaudited).

/TABLE

                                                                 GLENGATE APPAREL, INC.
                                                          STATEMENT OF OPERATIONS ( Unaudited)
                                          =======================================================================
                                                Three Months Ended                      Nine Months Ended
                                           June 30,1998    June 30,1997           June 30,1998      June 30,1997
                                          -------------    ------------           ------------      -------------

Sales                                       $2,584,803      $2,604,887             $8,370,241         $6,591,011
Cost of sales                                1,856,418       1,750,289              5,540,005          4,593,789
                                          ------------    ------------           ------------       ------------
        Gross Profit                           728,385         854,598              2,830,236          1,997,222

Operating Expenses

Warehousing                                     89,554         123,016                446,185            375,566
Design                                          54,617          61,472                221,896            181,987
Selling                                        546,981         579,039              1,799,835          1,416,875
General and administrative                     475,699         474,405              1,233,836          1,217,040
                                          ------------    ------------           ------------      ------------
TOTAL OPERATING EXPENSES                     1,166,851       1,237,932              3,701,752          3,191,468

Operating Income ( Loss)                     (438,466)       (383,334)              (871,516)        (1,194,246)

Interest Expense                             (152,425)       (158,327)              (412,721)          (274,930)
                                          ------------    ------------           ------------      ------------
Net  Loss                                   ($590,891)      ($541,661)           ($1,284,237)       ($1,469,176)
                                          ------------    ------------           ------------      ------------
Loss per share                                 ($0.06)         ($0.07)                ($0.12)            ($0.18)
                                          ------------    ------------           ------------      ------------
Weighted average number of common
     shares outstanding                     10,613,932       8,113,932            10,613,932          8,113,932
                                          ------------    ------------           ------------      ------------

                                        See accompanying notes to financial statements (Unaudited).

/TABLE

                                                                                GLENGATE APPAREL, INC.
                                                                         STATEMENTS OF CASH FLOWS (Unaudited)
                                                        ===================================================================
                                                              Three Months Ended                   Nine Months Ended
                                                         June 30,1998    June 30,1997        June 30,1998      June 30,1997
                                                         ------------    ------------        ------------      ------------
Cash flows from operating activities:
  Net loss                                               ($590,891)       ($541,661)         ($1,284,237)       ($1,469,176)

Adjustments to reconcile net loss to net cash used in operating activities:

  Depreciation and amortization                              56,315           75,683              112,467            133,714
  Provision for doubtful accounts                            18,600           13,896               37,200             32,152

Changes in assets and liabilities:

  Inventories                                              (89,708)          (9,748)            (862,527)          (396,963)
  Accounts receivable                                       921,336          224,351             (33,484)          (263,130)
  Prepaid and other current assets                          176,122           69,033              282,439           (57,769)
  Accounts payable and accrued expenses                     148,731        (680,250)            2,021,214            355,542
                                                          ---------        ---------          -----------        -----------
Net cash used in operating activities                       640,505        (848,696)              273,072        (1,665,630)
                                                          ---------        ---------          -----------        -----------
Cash flow from investing activities:

  Purchases of property and equipment                      (26,968)         (55,968)             (45,269)          (302,496)
  Security deposits and other assets                              0                0                1,547             23,750
                                                          ---------        ---------          -----------        -----------
Net cash used in investing
  activities                                               (26,968)         (55,968)             (43,722)          (278,746)
                                                          ---------        ---------          -----------        -----------
Cash flows from financing activities:
  Equipment notes                                          (38,143)           10,802            (102,816)            185,884
  Notes payable - bank                                    (749,606)        (271,934)            (105,239)            378,231
  Borrowing from (repayments to) stockholders                              1,410,000            (100,000)          1,660,000
                                                          ---------        ---------          -----------        -----------
Net cash provided by (used in) financing activities       (787,749)        1,148,868            (308,055)          2,224,115
                                                          ---------        ---------          -----------        -----------
Net increase (decrease) in cash and cash equivalents      (174,212)          244,204             (78,705)            279,739

Cash and cash equivalents beginning of period               276,420           70,518              180,913             34,917
                                                          ---------        ---------          -----------        -----------
Cash and cash equivalents end of period                    $102,208         $314,722             $102,208           $314,656
                                                          =========        =========          ===========        ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                              $152,425         $158,327             $412,721           $274,930
                                                          =========        =========          ===========        ===========

NON CASH INVESTING AND FINANCING ACTIVITY - During the quarter ended June 30, 1998, the company converted $1,403,152 in accounts payable into subordinated notes payable.

                              See accompanying notes to financial statements (Unaudited).

/TABLE

                           GLENGATE APPAREL, INC.
                  NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                 -----------------------------------------


INTERIM FINANCIAL STATEMENTS
----------------------------
The interim financial statements as of and for the three and nine months ended June 30, 1998 and for the three and nine months ended June 30, 1997 are unaudited. The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the three months and nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending September 30, 1998.

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

NOTES PAYABLE
-------------
On July 25, 1997, the Company and its lender amended the revolving loan and security agreement (the "Agreement") originally entered into in September 1996. Availability under the Agreement is limited by a collateral formula calculated as the lesser of $4,000,000 or 85% of qualified accounts receivable plus 50% of eligible finished goods inventory, with borrowings based on inventory limited to $1,200,000. Interest accrues at a variable rate equal to 2.25% in excess of the lender's prime lending rate (8.5% as of June 30, 1998). Outstanding borrowings are collateralized by substantially all the assets of the Company. The Agreement expires in September 1998. Additionally, the Company has outstanding borrowings under several equipment leases accounted for as capital leases aggregating $416,249 as of June 30, 1998.

SUBORDINATED NOTES PAYABLE
--------------------------
In April 1996, an officer of the company loaned the company a total of $100,000 to satisfy working capital needs. In addition, in January 1997 that same officer and a director loaned the company $100,000 and $150,000, respectively to satisfy additional working capital needs. All three notes are payable on demand. One note bears interest at a rate of 10.0%, payable semi-annually in July and January. The other two notes bear interest at a rate of 12% payable monthly. Interest expense on these notes amounted to approximately $6,300 for the three months ended June 30, 1998 and $26,300 for the nine months ended June 30, 1998. In March 1998, the Company repaid the 10%, $100,000 demand note.

In May 1998, GlenGate converted $1,400,000 of accounts payable created through inventory purchases to a note payable with American Marketing
Industries,   Inc.  (AMI).  The  note  is  due  quarterly  beginning  August
15th, 1998,  matures May 15th, 1999 and bears interest at the rate of 10% per
annum.    Subsequently,  AMI has further deferred payments on the note until
March 15th, 1999 in order to assist GlenGate in obtaining spring 1999 financing and product.

COMMITMENTS AND CONTINGENCIES
-----------------------------
Through June 30, 1998 the Company had purchase commitments for merchandise of approximately $3,900,000.

STOCKHOLDERS' EQUITY
--------------------
As of June 30,1998 1,768,500 stock options were outstanding under the Company's 1994 stock option plan. Of the options outstanding, 1,503,750 are exercisable at prices between $.60 and $1.00 and 264,750 are exercisable at prices between $1.06 and $2.50. The options expire at various dates through fiscal 2005. All were granted with exercise prices at quoted market value. In May 1998 the Company notified those option holders whose relationship with the Company had terminated that, pursuant to the terms of the 1994 stock option plan, their options would expire unless exercised within 90 days from the date of such notice. Such option holders held, in the aggregate, options to purchase approximately 270,000 shares of the Company's Common Stock.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

RESULTS OF OPERATIONS

During the three months ended June 30, 1998 the Company had sales of approximately $2,584,000 to an account base of approximately 1,800 active accounts. Comparatively, sales for the three months ended June 30, 1997 were approximately $2,604,000 to an account base of 1,500 active accounts.

Sales for the nine months ended June 30, 1998 were approximately $8,370,000. Sales for the nine months ended June 30, 1997 were approximately $6,591,000. The resulting increase in sales was 27%.

Cost of goods sold as a percentage of sales for the three and nine months ended June 30, 1998 was 72% and 66% respectively. Cost of goods sold, as a percentage of sales for the three and six months ended June 30, 1997 was approximately 67% and 70%, respectively, representing an improvement in gross profit margins for the nine months of 4%. The improvement primarily reflects the Company's ability to sell its inventories at higher or full margins compared to last year.

Warehousing, design, selling and administrative expenses were 45% of net sales for the three months ended June 30, 1998 compared to 48% of net sales for the three months ended June 30, 1997. Such expenses for the nine months ended June 30, 1998 were 44% of net sales, compared to 48% of net sales for the nine months ended June 30, 1997. Although the overhead expense as a percentage of net sales decreased due to the increase in sales, the actual expenses increased due to continued sales growth.

Interest expense for the three and nine months ended June 30, 1998 was $152,425 and $412,721 respectively, compared to $158,327 and $274,930 respectively, for the same periods ended June 30, 1997. This increase resulted from higher borrowings required primarily to support the increased levels of inventory experienced as part of the Company's growth.

The operating loss for the three and nine months ended June 30, 1998 was $438,466 and $871,341 respectively, compared to the operating loss of
$383,334 and $1,194,246 respectively for the same periods ended June 30, 1997. The net loss for the three and nine months ended June 30, 1998 was $590,891 and $1,284,062 respectively, compared to the net loss of $541,661 and $1,469,176 respectively, for the same periods ended June 30, 1997 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company used cash for operating activities during the quarter ended June 30, 1998 of $762,647 resulting primarily from a reduction in receivables of $921,336 and a reduction in accounts payable of $1,254,421 (the AMI Note conversion accounted for $1,400,000 of this) and a net loss of $590,891. Cash of $615,403 was provided by financing activities primarily consisting of the AMI note and a decrease in bank debt of $749,606.

In order for the Company to sustain its current growth patterns and improve its profitability, it recognizes the need to (i) improve gross profit margins, (ii) obtain better credit terms with its suppliers, (iii) reduce operating expense margins, and (iv) obtain additional capital through either equity or debt financing. In response to these needs, the Company located another new source of supply that will provide the Company with improved quality, lower costs and credit terms similar with what it had previously located in 1997. These sources of supply will be used for merchandise shipped for the spring 1999 season. In addition, the Company has recently implemented additional operating expense reductions in the warehousing and embroidery departments. The Company is still seeking additional equity and debt investments in the Company.

Future events and the competitive environment in which the Company operates, may lead to financial results that could make the Company's sources of working capital insufficient to fund the Company's planned operations. No assurance can be given that the Company will be able to obtain such funds or that the terms thereof will be acceptable to the Company.

The Company has assessed the Year 2000 issue and has begun implementing a plan to resolve the issue, which is expected to be completed by the end of 1998. Based upon management's assessment, it is anticipated that costs associated with the completion of the plan will not be material.

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

PART II   OTHER INFORMATION
---------------------------

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8 -K
------------------------------------------

REPORTS ON FORM 8-K
-------------------
On May 1, 1998 the Company filed a current report on Form 8-K reporting under Item 4 that the Company dismissed BDO Seidman as its independent auditors and engaged Withum, Smith and Brown as the Company's principal accountant to audit its financial statements.


EXHIBITS
--------
27  - Financial Data Schedule


                                  SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GLENGATE APPAREL, INC.

                                           BY: /s/Michael F. Albanese, CPA
Dated:  August 12, 1998                       ------------------------------
                                               Michael F. Albanese, CPA
                                               Chief Financial Officer,
                                                 Secretary and Treasurer